Form 10-Q
period 2017-06-30
CHRON ORGANIZATION, INC.
filed 2017-08-21
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55771

The Chron Organization, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8881686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5851 Legacy Circle, Suite 600, Plano TX 75024

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (972) 900-2870

N/A

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 894,049,192 shares outstanding as of August 14, 2017.

THE CHRON ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHRON ORGANIZATION, INC.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$101,440	$51,710
Other assets	12,600	12,000
Inventory	30,180	-
Prepaid expenses	546	28,750
Total current assets	144,766	92,460

Fixed Assets
Software	116,806	66,710
Less: Amortization	(2,990)	-
Total fixed assets	113,816	66,710
Total assets	$258,582	$159,170

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$229,563	$111,207
Accrued interest	53,408	20,382
Accrued payroll	299,236	212,000
Other current liabilities	-	15,005
Subscription liabilities	318,750	75,000
Related party convertible promissory note, net	193,000	188,342
Notes Payable	35,742	-
Convertible promissory note, net	441,918	-
Total current liabilities	1,571,617	621,936
Long-term Liabilities
Convertible promissory note, net	11,870	233,836
Total long-term liabilities	11,870	233,836
Total Liabilities	1,583,487	855,772

Minority interest in subsidiary	-	-

Mezzanine Equity
Beneficial conversion feature	670,902	413,231
Warrants	100,869	80,892
Total Mezzanine equity	771,771	494,123

Shareholders’ deficit
Class A Common stock par value $.001, 1,450,000,000 shares authorized, 894,049,192, and 853,262,525 issued and outstanding, respectively	894,049	853,262
Class B Common stock par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 500,000 and 0, respectively issued and outstanding	500	-
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	659,617	274,903
Accumulated deficit	(3,660,842)	(2,328,890)
Net Income
Total shareholders’ deficit	(2,096,676)	(1,190,725)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$258,582	$159,170

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30 2017	June 30 2016	June 30 2017	June 30 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$5,294	$-	$10,126	$-

Cost of goods sold	14,629	-	22,120	-

Gross profit (loss)	(9,335)	-	(11,994)	-

Operating expenses
Selling, general and administrative expenses	670,387	380,767	1,149,355	518,683
Total Operating Expense	670,387	380,767	1,149,355	518,683
Operating loss	(679,722)	(380,767)	(1,161,349)	(518,683)

Other expense
Amortization expense	(2,048)	-	(2,990)	-
Interest expense	(104,505)	(28,516)	(167,613)	(60,385)
Loss from other expense	(106,553)	(409,283)	(1,331,952)	(579,068)

Net loss	$(786,275)	$(409,283)	$(1,331,952)	$(579,068)

Weighted average shares outstanding - basic	694,608,274	639,185,060	863,537,525	592,757,483

Weighted average shares outstanding - diluted	820,099,940	725,351,727	999,062,525	678,924,149

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

								Additional
	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Accumulated	Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Capital	Total

December 31, 2015 (audited)	540,552,127	$540,552	-	$-	-	$-	$(557,152)	$(309,121)	$(325,721)

Net Loss	-	-	-	-	-	-	(1,771,738)	-	(1,771,738)

Common stock issued for service	2,368,300	2,368	-	-	-	-	-	40,132	42,500

Conversion of notes payable	27,588,888	27,589	-	-	-	-	-	149,411	177,000

Stock issued	282,753,210	282,753	10,000,000	10,000	-	-	-	394,481	687,234

December 31, 2016 (audited)	853,262,525	$853,262	10,000,000	$10,000	-	$-	$(2,328,890)	$274,903	$(1,190,725)

Net Loss	-	-	-	-	-	-	(1,331,952)	-	(1,331,952)

Stock issued	37,786,667	37,787	-	-	500,000	500	-	297,714	336,001

Compensation paid in stock	3,000,000	3,000						87,000	90,000

June 30, 2017 (unaudited)	894,049,192	$894,049	10,000,000	$10,000	500,000	$500	$(3,660,842)	$659,617	$(2,096,676)

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net Loss	$(1,331,952)	$(179,152)
Adjustments to reconcile net loss to net
Cash used in operating activities
Amortization of debt discount	100,101	171,100
Amortization of software	2,990	-
Changes in operating assets and liabilities
Accounts receivable and other current assets	(600)	-
Prepaid expenses	28,204	(40,750)
Inventory	(30,180)	-
Accounts payable and other current liabilities	103,351	126,212
Accrued interest	33,026	13,085
Accrued payroll	87,236	212,000
Compensation paid in stock	90,000	42,500
Net cash (used) provided in operating activities	(917,824)	344,995

INVESTING ACTIVITIES
Software	(50,096)	(66,710)
Net cash used in investing activities	(50,096)	(66,710)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	125,000	-
Proceeds from issuance of common stock	210,900	687,234
Proceeds from issuance of stock subscriptions	223,750	75,000
Proceeds from issuance of stock in subsidiary	20,000	-
Proceeds from notes payable	40,000	-
Proceeds from convertible promissory notes	398,000	500,000
Proceeds from related party convertible promissory notes and warrants	-	62,000
Net cash provided by financing activities	1,017,650	1,324,234

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$51,710	$-
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$101,440	$1,602,519

Supplemental disclosure of non cash transactions
Conversion of notes payable to common stock	$-	$122,500

Cash paid for interest expense	$34,486	$1,179

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017

1. Organization – Nature of Operations

The Chron Organization, Inc. (the “Company” or “CHRO”) was incorporated under the laws of the State of Nevada on July 28, 1999. On March 24, 2016 FINRA (Financial Industry Regulatory Authority, Inc.) approved the name and CUSIP change from USA Restaurant Funding, Inc. to The Chron Organization, Inc. (OTCQB: CHRO). The Company amended its Articles of Incorporation to change its name to “The Chron Organization, Inc.”, to reflect the change in direction of the Company’s business to smart home technologies and the next generation in energy utility services.

While the FINRA-registered name prior to March 24, 2016 and other registrations may imply and continue to imply an association with the restaurant industry, the Company has no plans or intentions to develop any business within that industry. Further, the entirety of the management team formally associated with the restaurant industry have resigned and new management has been brought in to transition the Company into a different industry entirely.

During the twelve months ended December 31, 2016 the Company formed a wholly owned subsidiary, Zen Technologies, Inc. The Company intends to provide home automation and energy conservation services to home owners through Zen Technologies, Inc. The services will include but are not limited to security, monitoring, and automation control that will enable the customer base to run a safe and efficient home. In addition to these services the Company will also provide electricity needs to its customer base through its retail electricity provider subsidiary.

During the six months ended June 30, 2017, the Company formed a wholly owned subsidiary, Zen Energy, Inc. The Company intends to provide and sell retain and commercial electricity to consumers. See further information in Note 13. Subsequent Events.

2. Summary of Significant Accounting Policies

Principals of Consolidation – The accompanying consolidated financial statements include the accounts of The Chron Organization, Inc. and its wholly owned subsidiaries Zen Technologies, Inc. and Zen Energy, Inc.. All significant intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying financial statements include, among others, revenue recognition, allowances for doubtful accounts, valuation of long-lived assets, and deferred income tax asset valuation allowances.

The financial statements are presented on the basis of the Company’s ability to continue as a going concern. See further information in Note 3. Going Concern.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Prepaid Expenses – As of June 30, 2017 and December 31, 2016 prepaid expenses totaled $13,146 and $40,750, respectively. The balance of prepaid expenses consists of business insurance and rent related expenses.

Fair Value of Financial Instruments - The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts receivable, prepaid and other current assets, and accounts payable and accrued expenses approximate the carrying amounts due to the relatively short maturity of these instruments. The carrying value of short- and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Related party convertible promissory notes	64,333,333	64,333,333
Related Party Warrants	32,166,667	32,166,667
Convertible promissory notes	36,553,333	25,000,000
Warrants	12,805,000	10,000,000
Diluted shares outstanding	145,858,334	131,500,000

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At June 30, 2017 and December 31, 2016, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

Revenue Recognition - The Company recognizes sales, which include shipping fees where applicable, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales. They are included in other current liabilities on the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

Software Development Costs – The Company capitalizes certain expenditures to the development of its software application. Capitalization begins when technological feasibility is established. Capitalized costs are amortized using the straight-line method over the estimated useful life of the developed product.

Beneficial Conversion Feature - The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a discount on the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to mezzanine equity. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants and the debt on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Classification - The Company had classified the beneficial conversion feature of the convertible note mezzanine equity on the consolidated balance sheets as the stock was contingently redeemable. Upon the occurrence of certain change in control events that are outside the Company’s control, including liquidation, sale or transfer of the Company, holders of the convertible preferred stock could cause redemption for cash. Pursuant to ASC 480-10-S99-3A, the SEC finds that a BCF should be separated from a convertible instrument and recorded in additional paid-in capital. However, Company’s filing with the SEC should present BCF as mezzanine equity in order to distinguish them from permanent equity. The balance sheet reflects the redeemable equity instruments as mezzanine equity separate from permanent equity.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 as of the required effective date of December 31, 2016. The Company performed a working capital analysis as of December 31, 2016 to determine whether or not this disclosure was appropriate and included the additional disclosure in Note 3 – Going Concern.

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the periods ended June 30, 2017 and the year ended December 31, 2016 as discussed in Note 3 – Going Concern.

3. Going Concern

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the six months ended June 30, 2017 and twelve months ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,331,952 and $579,068 for the six months ended June 30, 2017 and 2016, respectively, and an accumulated deficit of $3,660,842 for the six months ended June 30, 2017, and $2,328,890 for the twelve months ended December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had a working capital deficit of $1,426851 and $529,476, respectively, and negative cash flow from continuing operating activity of $917,824 and $1,205,814, respectively, for the six months ended June 30, 2017, and twelve months ended December 31, 2016.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2017 fiscal year, the Company intends to continue its efforts to raise funds to support its efforts through the sale of equity and/or debt securities. During the six months ended June 30, 2017, the Company has raised $1,1017,650 from sales of its common stock, preferred stock, and notes payable.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution.

4. Notes Payable

On March 29, 2017, the Company entered into a promissory note agreement (the “March 2017 Promissory Note”) with a third-party in the amount of $40,000. The promissory note carries an interest rate of 10% per annum and has a maturity date of May 15, 2017. As additional consideration for entering into the Note, the Company issue to the third-party note holder a warrant for the purchase of 1,000,000 shares of common stock in the Company, exercisable at two cents ($0.02) per share for a period of one year from the date of issue (the “Warrant”).

The Company determined the fair value of the warrant which resulted in a debt discount of $5,576 which was recorded as a reduction in carrying value of the March 2017 Promissory Note. During the six months ended June 30, 2017 a charge to debt discount in the amount of $1,418 was expensed through interest expense. The debt discount balance at June 30, 2017 was $4,258.

5. Related Party Convertible Promissory Note

As of June 30, 2017, and December 31, 2016, the Company had an outstanding related party convertible promissory note of $193,000, with a maximum availability of $200,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at March 31, 2017 and December 31, 2016 was $193,000, and accrued interest was $4,895 and $3,358, respectively, and is due on September 30, 2018.

The Holder of the Related Party Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The Related Party Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The November 2015 Related Party Convertible Promissory Note is convertible at a $0.003 per share conversion price.

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,650 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. During the six months ended June 30, 2017 and the twelve months ended December 31, 2016 a charge to debt discount in the amount of $1,986 and $143,011, respectively and was expensed as interest expense. At June 30, 2017 and December 31, 2016, the debt discount was $0 and $1,986, respectively.

In connection with the Related Party Convertible Promissory Note, the Holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. During the six months ended June 30, 2017 and twelve months ended December 31, 2016 a charge to debt discount in the amount of $2,672 and $4,695 and was expensed through interest expense, respectively. The balance at June 30, 2017 and December 31, 2016 was $0 and $2,672, respectively.

Related Party Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Related Party Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Notes as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Related Party 2015 Convertible Promissory Note	$193,000	$193,000
Less: debt discount	-	(1,986)
Warrants	-	(2,672)
Total net carrying value	$193,000	$188,342

6. Convertible Promissory Notes

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matures on September 5, 2018, and accrues interest at a rate of 10% per annum. As of June 30, 2017, and December 31, 2016, the outstanding principal was $300,000. The accrued interest balance at June 30, 2017 and December 31, 2016 was $29,589 and $14,795, respectively.

The Holder of the Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The September 2016 Convertible Promissory Note is convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as seventy percent (70%) of the volume weighted average price over the prior ten (10) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.02.

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $31,187 and $25,621 was expensed through interest expense during the six months ended June 30, 2017 and twelve months ended December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the debt discount was $101,879 and $133,067, respectively.

In connection with the September 2016 Convertible Promissory Note, the Holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at June 30, 2017 and December 31, 2016 was $19,335 and $25,254, respectively.

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third-parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes mature on November 24, 2017, and accrues interest at a rate of 10% per annum. As of June 30, 2017, and December 31, 2016, the outstanding principal was $200,000. The accrued interest balance at June 30, 2017 and December 31, 2016 was and $11,505 and $1,644, respectively.

The Holder of the November 2016 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The November 2016 Convertible Promissory Notes can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The November 2016 Convertible Promissory Notes are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as seventy percent (70%) of the volume weighted average price over the prior ten (10) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.02.

The November 2016 Convertible Promissory Notes contained a beneficial conversion feature which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the six months ended June 30, 2017 and twelve months ended December 31, 2016 a charge to debt discount in the amount of $22,264 and $4,130 was expensed through interest expense, respectively. At June 30, 2017 and December 31, 2016, the debt discount was $72,729 and $94,993, respectively.

In connection with the November 2016 Convertible Promissory Notes, the Holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at June 30, 2017 and December 31, 2016 was $9,839 and $12,850, respectively.

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “March 2017 Convertible Promissory Note”). The March 2017 Convertible Promissory Note matures on March 17, 2018, and accrues interest at a rate of 12% per annum. As of June 30, 2017, the outstanding principal was $82,500. The accrued interest balance at June 30, 2017 was $2,794. In addition, the Company recorded an original issued discount in the amount of $7,500 as interest expense.

The Holder of the March 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The March 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The March 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior ten (10) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The March 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $38,308 which was recorded as a reduction in carrying value of the March 2017 Convertible Promissory Note and offset in additional paid in capital. During the six months ended June 30, 2017 a charge to debt discount in the amount of $10,155 through interest expense. At June 30, 2017, the debt discount was $28,153.

In connection with the March 2017 Convertible Promissory Note, the Holder was issued 500,000 warrants exercisable at $0.03 expiring in March 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $2,951 recorded as a reduction to the carrying value of the March 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at June 30, 2017 was $2,480.

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matures on April 25, 2018, and accrues interest at a rate of 12% per annum. As of June 30, 2017, the outstanding principal was $82,500. The accrued interest balance at June 30, 2017 was $1,627. In addition, the Company recorded an original issued discount in the amount of $7,500 as interest expense.

The Holder of the April 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The April 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The April 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.05 or sixty percent (60%) of the lowest closing price over the prior ten (10) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in additional paid in capital. During the six months ended June 30, 2017 a charge to debt discount in the amount of $9,272 through interest expense. At June 30, 2017, the debt discount was $46,360.

In connection with the April 2017 Convertible Promissory Note, the Holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at June 30, 2017 was $597.

On May 31, 2017, the Company issued a Convertible Promissory Notes totaling $46,000 to a third-party for a purchase price of $40,000 (the “May 2017 Convertible Promissory Note”). The May 2017 Convertible Promissory Note matures on May 31, 2018, and accrues interest at a rate of 5% per annum. As of June 30, 2017, the outstanding principal was $46,000. The accrued interest balance at June 30, 2017 was $189.

The Holder of the May 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The May 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The May 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.05 or sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.0005.

The May 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $32,398 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in additional paid in capital. During the six months ended June 30, 2017 a charge to debt discount in the amount of $5,400 through interest expense. At June 30, 2017, the debt discount was $26,998.

In connection with the May 2017 Convertible Promissory Note, the Holder was issued 920,000 warrants exercisable at $0.05 expiring in April 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $1,732 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at June 30, 2017 was $1,703.

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 12% per annum. As of June 30, 2017, the outstanding principal was $187,000. The accrued interest balance at June 30, 2017 was $1,627. In addition, the Company recorded an original issued discount in the amount of $18,700 as interest expense.

The Holder of the June 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The June 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The April 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in additional paid in capital. During the six months ended June 30, 2017 a charge to debt discount in the amount of $3,598 through interest expense. At June 30, 2017, the debt discount was $127,734.

In connection with the June 2017 Convertible Promissory Note, the Holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at June 30, 2017 was $6,604.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of March 31, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Convertible Promissory Note	$898,000	$500,000
Less: debt discount	(403,655)	(228,059)
Warrants	(40,557)	(38,105)
Total net carrying value	$453,788	$233,836

7. Income Taxes

No provision for federal income taxes has been recognized for the six months ended June 30, 2017 and twelve months ended December 31, 2016, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

At June 30, 2017 and December 31, 2016, the Company has net operating loss carry forwards of $1,236,016 and $713,387, respectively for federal income tax purposes. This net operating loss carry forwards may be carried forward in varying amounts until 2036 and may be limited in their use due to significant changes in the Company’s ownership.

	June 30, 2017	December 31, 2016

Net operating loss carryforwards	$1,236,016	$713,387
Less: valuation allowance	(1,236,016)	(713,387)
Net deferred tax asset	$-	$-

The Company has valued its net deferred tax asset at zero with a valuation allowance due to the substantial doubt taxable income will be generated in the future to utilize the deferred tax asset.

8. Related Party Transactions

During the twelve months ended December 31, 2016, the Company issued the Chairman of the Board a convertible promissory note, (the “Related Party Convertible Promissory Note”) in an amount up to $200,000 along with 32,166,667 warrants. The note accrues interest at 2% per annum. The issuance of the financial instruments was made in the ordinary course of business, and were given fair market treatment. The Related Party Convertible Promissory Note matures on September 30, 2017. See Note 5. Related Party Convertible Promissory Note.

Additionally, the Company merged with a company controlled by related parties. See following Note 9. Merger.

9. Merger

On July 1, 2016, the Company exchanged 165,000,000 shares of the Company’s unregistered shares of common stock for 100% of the outstanding common stock of Chron Energy, Inc. (“CEI”), a Nevada corporation to related parties (consisting of the company’s Chief Compliance Officer and an LLC managed by the Company’s President). CEI possessed intellectual property and strategic relationships (the “Assets”) that are integral to the Company’s entrance into the home automation and retail electric provider markets. Generally, the total acquisition consideration price would be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed would then be recognized as goodwill. At the date of merger, CEI had no liabilities and the Assets had no carrying value on the books. Since the acquisition was with related parties, no increase in the carrying value of the Assets or goodwill can be realized on the books of the Company.

There was no change of control of the Company as a result of the Merger. See above Note 8. Related Party Transitions.

10. Shareholder Deficit

March 2, 2017, the Company amended Articles Five and Seven of the corporation’s Amended and Restated Articles of Incorporation.

Article Five was amended to set the aggregate number of shares which the Corporation shall have the authority to issue at 1,500,000,000 shares, of which 1,450,000,000 shares shall be Class A Common Stock, par value $.001 per share (the “Class A Common Stock”), 10,000,000 shares shall be Class B Common Stock, par value $.001 per share (the “Class B Common Stock”) and 40,000,000 shares shall be Preferred Stock, par value $.001 per share (the “Preferred Stock”) of which, 2,000,000 shares are designated as “Series A Preferred Stock”. The rights, preferences and restrictions for the Series A Preferred Stock are set forth in the new Article Five, Section C which includes the following:

1.	DESIGNATION OF SERIES. (a) There shall be a series of the Preferred Stock of the Corporation which shall be designated as the “Series A Preferred Stock,” $0.001 par value, and the number of shares constituting such series shall be Two million (2,000,000). Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, however, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than that of the shares then outstanding. The Series A Preferred Stock shall have the rights, preferences, restrictions and other terms relating to such series of preferred stock as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock attached hereto as Exhibit A and incorporated herein by reference.

2.	DIVIDENDS. The holders of Series A Preferred Stock shall not be entitled to receive dividends paid on the Common Stock.

3.	LIQUIDATION PREFERENCE. The holders of Series A Preferred Stock shall not be entitled to any liquidation preference.

4.	VOTING. Except as otherwise expressly set forth herein or as required by law, the holders of the Series A Preferred Stock shall not entitle the holders thereof to vote on any matter submitted for shareholder action, and the consent of the holders thereof shall not be required for the taking of any corporate action.

5.	CONVERSION RIGHTS. The holders of the shares of Series A Preferred Stock shall have the right to convert the Series A Preferred Stock into Class A Common Stock at the rate of ten (10) common shares for each preferred share (10-1 conversion rate) (the “Conversion Right”). The holder of the Series A Preferred Stock shall be entitled to exercise the Conversion Right one year from purchase date of the Series A Preferred Stock.

6.	REDEMPTION RIGHTS; REDEMPTION. To the extent not prohibited by law, all or a portion of the then-outstanding shares of Series A Preferred Stock may be redeemed by the Corporation for a period of one year from the date of issuance at an amount equal to one hundred thirty percent (130%) of the original issue price.

Article Seven was amended by deleting the existing Article Seven and adding a new Article 7 as follows:

Rights of Holders of Common Stock. The following rights, powers, privileges and restrictions, qualifications, and limitations apply to the Common Stock.

(a) General. The voting, dividend and liquidation rights of the holders of the Common Stock are subject to and qualified by the rights, powers and privileges of the holders of the Series A Preferred Stock.

(b) Voting. The holders of the Class A Common Stock are entitled to one vote for each share of Class A Common Stock held at all meetings of stockholders (and written actions in lieu of meetings) and the holders of the Class B Common Stock are entitled to 200 votes for each share of Class B Common Stock held at all meetings of stockholders (and written actions in lieu of meetings). Unless required by law, there shall be no cumulative voting. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by (in addition to any vote of the holders of one or more series of Series A Preferred Stock that may be authorized by the Board) the affirmative vote of the holders of shares of capital stock of the Corporation representing a majority of the votes represented by all outstanding shares of capital stock of the Corporation entitled to vote. Further, holders of the Common Stock shall have no right to vote on the designations, preferences, limitations and relative or other rights of the Series A Preferred Stock or any series thereof (collectively, the “Preferences”), or on any amendment, alteration or repeal of the Preferences or the Series A Preferred Stock, at any time, whether before or after the issuance thereof.

Issuances of Class A Common Stock, par value $0.001:

During the six months ended June 30, 2017, the Company received $223,750 in share subscriptions from third-parties, $210,900 in issuance of 37,786,667 of common stock, and issued 3,000,000 shares for compensation.

Issuances of Series A Preferred Stock, par value $0.001:

During the six months ended March 31, 2017, the Company issued a total of 500,000 shares to third pariesy for cash considerations totaling $125,000.

Non-controlling interest in subsidiary:

The Company entered into a securities purchase agreement in February 2017 with a third party. The Company sold one percent (1%) minority interest of Zen Energy, Inc, a wholly owned subsidiary of the Company. The Company sold 1,000 shares of the Zen Energy, Inc. at no par value at a purchase price of twenty dollars ($20.00) per share, representing one percent 1% of the issued and outstanding shares of common stock of Zen Energy. The proceeds were received during the six months ended June 30, 2017 and are currently classified as subscription liabilities.

11. Contingencies

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes and lawsuits. Management believes that any outcome of such contingences will not have a material impact on the Company’s financial position or results of future operations.

12. Form 10

On April 21, 2017, the Company filed a Form 10 registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of becoming “fully reporting” to the SEC. Subsequent to the initial filing, the Company filed an additional four amendments. The Form 10 went effective on June 20, 2017 and the SEC notified the Company on July 17, 2017 that they had completed their review of the filing.

13. Subsequent Events

On July 28, 2017, the Company entered into a securities purchase agreement for the sale of a $200,000 convertible promissory note (“Note 1”). Note 1 has an annual interest rate of ten percent (10%) and is due on April 28, 2018. The Holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.04 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001.

On July 31, 2017, the Company entered into a securities purchase agreement for the sale of a $105,000 convertible promissory note (“Note 2”). Note 2 has an original issue discount of $5,000, an annual interest rate of ten percent (10%) and is due on July 31, 2018. The Holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001.

In July2017, the Board of Directors approved and a written consent of a majority of the shareholders ratified the Company’s 2017 Equity Incentive Plan which provides for stock options, grants and other stock incentives to officers, directors, consultants and employees. The Board has granted options totaling of 8,400,000 incentive stock options to employees of the Company at an exercise price of $0.02 per share. The options vest 50% at the one-year anniversary of the grant with the balance vesting at the second anniversary of the grant. Additionally, the Company granted 15,000,000 shares of class A common stock to its Chief Compliance Officer at an exercise price at par value $0.001 per share).

On August1, 2017 the company entered into three separate securities purchase agreements for the sale of a total of $125,000 in convertible promissory notes (“Notes 3, 4 and 5”) for $75,000, $25,000 and $25,000 respectively. Notes 3, 4 and 5 have 10 ten percent (10%) original issue discount, annual interest rate of eight percent (8%) and due on July 31, 2018. The Holders have the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001.

In connection with Notes 3, 4 and 5, the Company issued warrants for 4,250,000, 500,000 and 250,000 respectively for the purchase of shares of common stock (the “Warrants”). The Warrants are exercisable for three years from the issue date and are exercisable either in cash at $0.035 or cashless using the following formula: x = (Y(A-B)) / A; Where X= the number of shares of Common Stock to be issued to the Warrant Holder; Y=the number of shares of Warrant Shares purchasable under this Warrant or, if only a portion of this Warrant is being exercised, the portion of this Warrant being exercised (at the date of such calculation); A=Fair Market Value; and B=Exercise Price (as adjusted to the date of such calculation). The cashless feature shall be removed when the Warrants are registered in an effective Form S-1 registration statement.

Additionally, the Company issued a $25,000 convertible promissory note in connection with a Financial Advisory Agreement (the “FAA Note). The FAA Note has an annual interest rate of ten percent (10%) and is due on July 31, 2018. The Holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of June 30, 2017, and the results of operations for the three and six months ended June 30, 2017. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2016 included in the Company’s Form 10, filed with the SEC.

Business Overview

Our business model is built around the philosophy that smart home services such as automation and video safety, the Internet of Things (IoT), energy conservation, and overall responsible decision making that supports sustainability are burgeoning trends. Combined, these are creating two megatrends known as the “Internet of Everything” and the “Smart Home”. Towards making our claim in this emerging industry, we have built a “Smart Services” platform and have plans to launch a “Retail Energy Platform” that when combined are expected to position us to become a provider of a unique suite of products and services to both residential and commercial customers. Currently, we are engaged in the business of (i) selling retail smart home technology, controls and monitoring services, (ii) commercial energy conservation equipment, LED lighting and lighting controls, and (iii) residential and commercial energy utility services following the completion of our planned acquisition of Enertrade discussed below.

We plan to organically grow our business operations in retail smart home technology, controls and monitoring services and commercial energy conservation equipment, LED lighting and lighting controls through increased marketing and sales. Furthermore, we plan to continue to work towards fulfilment of the conditions precedent to complete our planned acquisition of Enertrade as discussed in this report. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will ultimately be successful. Our growth strategy is largely dependent on our ability to successfully increase sales in our existing retail smart home technologies business and develop synergies with that business following the completion of our plans to engage in the sale of electric energy to retail customers in Texas by acquiring Enertrade. As is typically the case involving products and service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our products and planned service offerings primarily depends on consumer interest and acceptance. In general, achieving market acceptance for our products and planned energy utility services will require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers and clients. Furthermore, the completion of the acquisition of Enertrade is dependent on our ability to raise the funds we need to complete the purchase and complete the conditions to closing discussed below. For these reasons and our limited operating history, we cannot currently predict our future revenues or expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this registration statement. The results discussed below are for the six months ended June 30, 2017 and 2016. For comparative purposes, we are comparing the six months ended June 30, 2017, to the six months ended June 30, 2016.

Revenue. Total revenue was $10,126 for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016. The increase is primarily a result of the Company’s soft launch of its selling retail smart home technology and controls and monitoring services during the second quarter of 2017.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the six months ended June 30, 2017 of $22,120 compared to $0 for the three months ended March 31, 2016. The increase is a result of increases in our sales. Our gross profit (loss) for the six months ended June 30, 2017 was ($11,994) compared to $0 for the six months ended June 30, 2016. The increases are a result of increases in our sales. We are not able to predict what our cost of goods and expected gross profits will be in remaining periods in fiscal 2017 as we are evaluating our pricing was we ramp up our marketing efforts following the recent soft launch of our product and service offering.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $1,149,355 and $518,683 for the six months ended June 30, 2017 and 2016, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our product and service offering and ramping up our sales efforts, consisting primarily of increases in salary and wages of approximately $178,350, contractor and consulting expense of 196,000, legal expenses 45,300 advertising and promotions of $28,495, rent of $76,000, travel and entertainment of $34,400, insurance of $28,400, IT expenses of $19,600, and $24,000 of other expenses.

Loss from operations and net loss. Loss from operations and net loss were ($1,331,952) and ($579,068) for the six months ended June 30, 2017 and 2016, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. We expect continued loss from operations for the foreseeable future as we ramp up our sales efforts in our existing business.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this registration statement. The results discussed below are for the three months ended June 30, 2017 and 2016. For comparative purposes, we are comparing the three months ended June 30, 2017, to the three months ended June 30, 2016.

Revenue. Total revenue was $5,294 for the three months ended June 30, 2017 compared to $0 for the three months ended June 30, 2016. The increase is primarily a result of the Company’s soft launch of its selling retail smart home technology and controls and monitoring services during the second quarter of 2017.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the three months ended June 30, 2017 of $14,629 compared to $0 for the three months ended June 30, 2016. The increase is a result of increases in our sales. Our gross profit (loss) for the three months ended June 30, 2017 was ($9,335) compared to $0 for the three months ended June 30, 2016. The increases are a result of increases in our sales. We are not able to predict what our cost of goods and expected gross profits will be in remaining periods in fiscal 2017 as we are evaluating our pricing was we ramp up our marketing efforts following the recent soft launch of our product and service offering.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $670,387 and $380,767 for the three’ months ended June 30, 2017 and 2016, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our product and service offering and ramping up our sales efforts, consisting primarily of increases in salary and wages of approximately $55,100 contractor and consulting expense of $58,650, rent of $37,240, insurance of $13,200, IT expenses of $1,000, and $5,300 of other expenses.

Loss from operations and net loss. Loss from operations and net loss were ($786,275) and ($409,283) for the three months ended June 30, 2017 and 2016, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. We expect continued loss from operations for the foreseeable future as we ramp up our sales efforts in our existing business.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of ($1,426,851) as of June 30, 2017 compared to a working capital deficit of $529,476 as of December 31, 2016 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $144,766 offset by current liabilities of $1,571,617 as of June 30, 2017 and total current assets of $92,460 offset by current liabilities of $621,936 as of December 31, 2016.

Net cash flow used in operating activities was $917,824 for the six months ended June 30, 2017 as compared to net cash flows provided in operating activities of $344,955 for the six months ended June 30, 2016. The increase is primarily a result of the net loss associated with the launch of our current business. Net cash flow used in investing activities was $50,096 for the six months ended June 30, 2017 as compared to nil for the six months ended June 30, 2016 and $32,390 for the three months ended June 30, 2017 as compared to $nil for the three months ended June 30, 2016. During the six months ended June 30, 2017, the $50,096 was used to develop software.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash provided by financing activities was $1,017,650 for the six months ended June 30, 2017 as compared to $712,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received $210,900 from the sale of common stock, $223,750 from the sale of stock subscriptions, $125,000 from the sale of preferred stock, $398,000 from proceeds from convertible promissory notes, $40,000 from proceeds from notes payable and $20,000 from proceeds from issuance of stock in our subsidiary. During the six months ended June 30, 2016, we received net proceeds of $650,000 from the sale of common stock and $62,000 from the sale of convertible promissory notes.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern.

The accompanying unaudited financial statements for the quarter ended June 30, 2017 and the audited financial statements for the twelve months ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of $1,331,952 for the six months ended June 30, 2017, and $1,771,738 for the year ended December 31, 2016, and an accumulated deficit of $3,660,842 as of June 30, 2017.

The Company had a working capital deficit of $1,426,851 and negative cash flow from continuing operating activity of $917,824 at June 30, 2017. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Critical Accounting Policies

We have identified the following policies below as critical to its business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying financial statements include, among others, revenue recognition, allowances for doubtful accounts, valuation of long-lived assets, and deferred income tax asset valuation allowances.

The financial statements are presented on the basis of the Company’s ability to continue as a going concern. Other than continued current involvement, some transactions prior to December 31, 2015 have been reclassified as discontinued operations in the financial statements included in this Registration Statement.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at June 30, 2017 and December 31, 2016 were $101,440 and $51,710, respectively.

Revenue Recognition - The Company recognizes sales, which include shipping fees where applicable, net of estimated returns, at the time the customer takes possession of merchandise or receives services. When the Company collects payments from customers prior to the transfer of ownership of merchandise or the performance of services, the amounts received are generally recorded as deferred sales, included in other current liabilities on the consolidated balance sheets, until the sale or service is completed. The Company reserves for estimated sales returns based on historical trends in merchandise returns, net of the estimated net realizable value of merchandise inventories to be returned and any estimated disposition costs. Amounts collected from members, which under common trade practices are referred to as sales taxes, are recorded on a net basis.

Software Development Costs – The Company capitalizes certain expenditures to the development of its software application. Capitalization begins when technological feasibility is established. Capitalized costs are amortized using the straight-line method over the estimated useful life of the developed product.

Beneficial Conversion Feature - The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a discount on the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants and the debt on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Recent Accounting Pronouncements

We implemented all new accounting standards that are in effect and that may impact its consolidated financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operation

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of liquidity will consist of any, or all, of the following: 1) proceeds from sales of our common stock, 2) revenue generated from our operations, and 3) additional debt borrowings. While we are presently generating revenue and we anticipate our revenue will continue to increase, we are currently operating at a loss.

On a long-term basis, our ability to ultimately achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully continue to develop our products and our ability to generate revenues.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

●	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

●	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A. Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2017, the Board of Directors approved and a written consent of a majority of the shareholders ratified the Company’s 2017 Equity Incentive Plan which provides for stock options, grants and other stock incentives to officers, directors, consultants and employees. The Board has granted options totaling of 8,400,000 incentive stock options to employees of the Company at an exercise price of $0.02 per share. The options vest 50% at the one-year anniversary of the grant with the balance vesting at the second anniversary of the grant. Additionally, the Company granted 15,000,000 shares of its class A common stock to its Chief Compliance Officer at an exercise price at par value $0.001 per share).

The stock options referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among The Chron Organization, Inc. and Chron Energy, Inc. dated as of April 1, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 11, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

3.3	Amended and Restated Bylaws effective as of February 1, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

4.1	10% Original Issue Discount Convertible Debenture dated March 17, 2017 issued by The Chron Organization, Inc. to Bellridge Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

4.2	Common Stock Purchase Warrant dated March 17, 2017 issued by The Chron Organization, Inc. to Bellridge Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

4.3	Convertible Promissory Note in the principal amount of $46,000 issued by The Chron Organization, Inc. to Crown Bridge Partners, LLC on May 31, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

4.4	Common Stock Purchase Warrant dated May 31, 2017 issued by The Chron Organization, Inc. to Crown Bridge Partners, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

4.5	Convertible Promissory Note in the principal amount of $187,000 issued by The Chron Organization, Inc. to Bellridge Capital LP on June 20, 2017 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

4.6	Common Stock Purchase Warrant dated June 20, 2017 issued by The Chron Organization, Inc. to Bellridge Capital, LP (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

10.1	Form of Securities Purchase Agreement for Convertible Note and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.2	Equity Interest Purchase Agreement among Zen Energy, Inc., Luccirelli & Gomez, LLC, TCN Holdings, LLC, Genaro Gomez Castanares and Donnie Goodwin dated as of January 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.3	Securities Purchase Agreement among The Chron Organization, Inc. and certain investors dated March 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.4	Securities Purchase Agreement among The Chron Organization, Inc. and Crown Bridge Partners, LLC dated as of May 31, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

10.5	Securities Purchase Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of June 20, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

10.6*+	Equity Incentive Plan

10.7*+	Incentive Stock Option or Non-Statutory Stock Option

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Alex Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Alex Rodriguez.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHRON ORGANIZATION, INC.

Date: August 21, 2017	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

