Form 10-Q
period 2017-09-30
CHRON ORGANIZATION, INC.
filed 2017-11-14
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Registrant’s telephone number including area code: 469-626-5275

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 929,043,334 of Class A Common shares outstanding, 10,000,000 of Class B Common Shares outstanding, and 500,000 Preferred Shares Series A outstanding as of November 13, 2017.

THE CHRON ORGANIZATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHRON ORGANIZATION, INC.

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$30,424	$51,711
Other assets	15,360	-
Inventory	50,608	-
Prepaid expenses	50,824	40,749
Total current assets	147,216	92,460

Fixed Assets
Software	159,456	66,710
Less: Amortization	(7,031)	-
Total fixed assets	152,425	66,710
Total assets	$299,641	$159,170

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$312,759	$111,207
Accrued interest	84,375	20,382
Accrued payroll	336,486	212,000
Other current liabilities	33,682	15,005
Subscription liabilities	20,000	75,000
Related party convertible promissory note, net	174,000	188,342
Notes Payable	36,807	-
Convertible promissory notes, net	711,970	-
Total current liabilities	1,710,079	621,936
Long-term Liabilities
Convertible promissory note, net	-	233,836
Total long-term liabilities	-	233,836
Total Liabilities	1,710,079	855,772

Minority interest in subsidiary	-	-

Mezzanine Equity
Beneficial conversion feature	1,027,253	413,231
Warrants	141,304	80,892
Total Mezzanine equity	1,168,557	494,123

Shareholders’ deficit
Class A Common stock par value $.001, 1,450,000,000 shares authorized, 925,710,002, and 853,262,525 issued and outstanding, respectively	925,710	853,262
Class B Common stock par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 500,000 and 0, respectively issued and outstanding	500	-
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	978,107	274,903
Accumulated deficit	(4,493,312)	(2,328,890)
Total shareholders’ deficit	(2,578,995)	(1,190,725)
TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$299,641	$159,170

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$13,460	$565	$23,585	$565
Cost of goods sold	3,450	-	25,570	-
Gross profit (loss)	10,010	565	(1,985)	565
Operating expenses
Selling, general and administrative expenses	641,343	437,567	1,790,696	956,250
Total Operating Expense	641,343	437,567	1,790,696	956,250
Operating loss	(631,333)	(437,002)	(1,792,681)	(955,685)
Other expense
Amortization expense	(4,041)	-	(7,031)	-
Interest expense	(197,095)	(88,725)	(364,710)	(149,110)
Loss from other expense	(201,136)	(525,727)	(371,741)	(1,104,795)

Net loss	$(832,469)	$(525,727)	$(2,164,422)	$(1,104,795)

Weighted average shares outstanding - basic	898,540,985	831,358,953	875,360,417	672,490,784

Weighted average shares outstanding - diluted	1,202,501,985	911,192,286	1,179,321,417	914,657,450

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Accumulated	Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Capital	Total

December 31, 2015 (audited)	540,552,127	$540,552	-	$-	-	$-	$(557,152)	$(309,121)	$(325,721)

Net Loss	-	-	-	-	-	-	(1,771,738)	-	(1,771,738)

Common stock issued for service	2,368,300	2,368	-	-	-	-	-	40,132	42,500

Conversion of notes payable	27,588,888	27,589	-	-	-	-	-	149,411	177,000

Stock issued	282,753,210	282,753	10,000,000	10,000	-	-	-	394,481	687,234

December 31, 2016 (audited)	853,262,525	$853,262	10,000,000	$10,000	-	$-	$(2,328,890)	$274,903	$(1,190,725)

Net Loss	-	-	-	-	-	-	(2,164,422)	-	(2,164,422)

Stock issued	69,447,477	69,448	-	-	500,000	500	-	616,204	686,152

Compensation paid in stock	3,000,000	3,000						87,000	90,000

September 30, 2017 (unaudited)	925,710,002	$925,710	10,000,000	$10,000	500,000	$500	$(4,493,312)	$978,107	$(2,578,995)

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net Loss	$(2,164,422)	$(1,104,795)
Adjustments to reconcile net loss to net
Cash used in operating activities
Amortization of debt discount	262,736	143,295
Amortization of software	7,031	-
Changes in operating assets and liabilities
Accounts receivable and other current assets	(15,360)	-
Prepaid expenses	(10,074)	(64,351)
Inventory	(50,608)	-
Accounts payable and other current liabilities	215,228	128,602
Accrued interest	63,993	(1,808)
Accrued payroll	124,486	-
Compensation paid in stock	107,400	42,500
Net cash used in provided in operating activities	(1,459,590)	(856,557)

INVESTING ACTIVITIES
Software	(92,746)	(18,500)
Net cash used in investing activities	(92,746)	(18,500)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	125,000	-
Proceeds from issuance of common stock	429,050	687,234
Proceeds from issuance of stock in subsidiary	20,000	-
Proceeds from notes payable	40,000	-
Proceeds from convertible promissory notes	963,000	300,000
Pay down of convertible promissory notes	(46,000)	-
Proceeds from related party convertible promissory notes and warrants	-	62,000
Net cash provided by financing activities	1,531,050	1,049,234

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$51,710	$-
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$30,424	$174,177

Supplemental disclosure of non cash transactions
Conversion of notes payable to common stock	$-	$122,500

Cash paid for interest expense	$2,130	$589

The accompanying notes are an integral part of these consolidated financial statements.

THE CHRON ORGANIZATION, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

During the twelve months ended December 31, 2016 the Company formed a wholly owned subsidiary, Zen Technologies, Inc. The business platform is a combined by the offering of energy services and smart controls. The business model is based upon the belief that these two aspects, combined with an increasing commercial demand for more sustainable business practices will continue to be burgeoning trends. The Company offers a unique value proposition to commercial, industrial, and municipal customers whereby the offer is a means to reduce utility expenses through energy-efficient and smart control products and services. In addition to these services the Company will also provide electricity needs to its customer base through its retail electricity provider subsidiary.

2. Summary of Significant Accounting Policies

Principals of Consolidation – The accompanying consolidated financial statements include the accounts of The Chron Organization, Inc. and its wholly owned subsidiaries Zen Technologies, Inc. and Zen Energy, Inc. All significant intercompany transactions and balances have been eliminated.

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

Prepaid Expenses – As of September 30, 2017 and December 31, 2016 prepaid expenses totaled $50,824 and $40,750, respectively. The balance of prepaid expenses consists of business insurance and rent related expenses.

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

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016

Related party convertible promissory notes	58,333,333	64,333,333
Related Party Warrants	32,166,667	32,166,667
Convertible promissory notes	194,633,333	25,000,000
Warrants	19,161,000	10,000,000
Diluted shares outstanding	303,961,000	131,500,000

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At September 30, 2017 and December 31, 2016, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

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

Classification - The Company had classified the beneficial conversion feature of the convertible notes as mezzanine equity on the consolidated balance sheets as the stock was contingently redeemable. Upon the occurrence of certain change in control events that are outside the Company’s control, including liquidation, sale or transfer of the Company, holders of the convertible preferred stock could cause redemption for cash. Pursuant to ASC 480-10-S99-3A, the SEC finds that a BCF should be separated from a convertible instrument and recorded in additional paid-in capital. However, Company’s filing with the SEC should present BCF as mezzanine equity in order to distinguish them from permanent equity. The balance sheet reflects the redeemable equity instruments as mezzanine equity separate from permanent equity.

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

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the periods ended September 30, 2017 and the year ended December 31, 2016 as discussed in Note 3 – Going Concern.

3. Going Concern

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the nine months ended September 30, 2017 and twelve months ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,164,422 and $1,104,795 for the nine months ended September 30, 2017 and 2016, respectively, and an accumulated deficit of $4,493,312 for the nine months ended September 30, 2017, and $2,328,890 for the twelve months ended December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had a working capital deficit of $1,562,863 and $529,476, respectively, and negative cash flow from continuing operating activity of $1,459,590 and $856,557, respectively, for the nine months ended September 30, 2017, and 2016.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2017 fiscal year, the Company intends to continue its efforts to raise funds to support its efforts through the sale of equity and/or debt securities. During the nine months ended September 30, 2017, the Company has raised $1,531,050 from sales of its common stock, preferred stock, and notes payable.

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

4. Notes Payable

On March 29, 2017, the Company entered into a promissory note agreement (the “March 2017 Promissory Note”) with a third-party in the amount of $40,000. The promissory note carries an interest rate of 10% per annum and has a maturity date of May 15, 2017. The principal balance of the Note Payable at September 30, 2017 was $40,000, and accrued interest was $1,995. As additional consideration for entering into the Note, the Company issue to the third-party note holder a warrant for the purchase of 1,000,000 shares of common stock in the Company, exercisable at two cents ($0.02) per share for a period of one year from the date of issue (the “Warrant”).

The Company determined the fair value of the warrant which resulted in a debt discount of $5,576 which was recorded as a reduction in carrying value of the March 2017 Promissory Note. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $2,482 was expensed through interest expense. The debt discount balance at September 30, 2017 was $3,193.

5. Related Party Convertible Promissory Note

As of September 30, 2017, and December 31, 2016, the Company had an outstanding related party convertible promissory note of $174,000 and $193,000, respectively, with a maximum availability of $200,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at September 30, 2017 and December 31, 2016 was $174,000, and accrued interest was $6,799 and $3,944, respectively, and is due on September 30, 2018.

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

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,650 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2017 and the twelve months ended December 31, 2016 a charge to debt discount in the amount of $1,986 and $143,011, respectively and was expensed as interest expense. At September 30, 2017 and December 31, 2016, the debt discount was $0 and $1,986, respectively.

In connection with the Related Party Convertible Promissory Note, the Holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2017 and twelve months ended December 31, 2016 a charge to debt discount in the amount of $2,672 and $4,695 and was expensed through interest expense, respectively. The balance at September 30, 2017 and December 31, 2016 was $0 and $2,672, respectively.

Related Party Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Related Party Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Notes as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Related Party 2015 Convertible Promissory Note	$193,000	$193,000
Paydown of Related Party 2015 Convertible Promissory Note	(19,000)
Less: debt discount	-	(1,986
Warrants	-	(2,672
Total net carrying value	$174,000	$188,342

6. Convertible Promissory Notes and Warrants

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matures on September 5, 2018, and accrues interest at a rate of 10% per annum. As of September 30, 2017, and December 31, 2016, the outstanding principal was $300,000. The accrued interest balance at September 30, 2017 and December 31, 2016 was $36,986 and $14,795, respectively.

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

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $12,734 and $25,621 was expensed through interest expense during the nine months ended September 30, 2017 and twelve months ended December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the debt discount was $89,144 and $133,067, respectively.

In connection with the September 2016 Convertible Promissory Note, the Holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2017 and December 31, 2016 was $16,918 and $25,254, respectively.

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third-parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes mature on November 24, 2017, and accrues interest at a rate of 10% per annum. As of September 30, 2017, and December 31, 2016, the outstanding principal was $200,000. The accrued interest balance at September 30, 2017 and December 31, 2016 was and $16,437 and $1,644, respectively.

The Holders of the November 2016 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The November 2016 Convertible Promissory Notes can be converted by the Holders in part from time to time after the issuance date by submitting notice of conversion. The November 2016 Convertible Promissory Notes are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as seventy percent (70%) of the volume weighted average price over the prior ten (10) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.02.

The November 2016 Convertible Promissory Notes contained beneficial conversion features which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the nine months ended September 30, 2017 and twelve months ended December 31, 2016 a charge to debt discount in the amount of $31,355 and $4,130 was expensed through interest expense, respectively. At September 30, 2017 and December 31, 2016, the debt discount was $63,638 and $94,993, respectively.

In connection with the November 2016 Convertible Promissory Notes, the Holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2017 and December 31, 2016 was $8,609 and $12,850, respectively.

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “March 2017 Convertible Promissory Note”). The March 2017 Convertible Promissory Note matures on March 17, 2018, and accrues interest at a rate of 12% per annum. As of September 30, 2017, the outstanding principal was $82,500. The accrued interest balance at September 30, 2017 was $5,235. In addition, the Company recorded an original issued discount in the amount of $7,500 as interest expense.

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

The March 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $38,308 which was recorded as a reduction in carrying value of the March 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $17,193 through interest expense. At September 30, 2017, the debt discount was $21,115.

In connection with the March 2017 Convertible Promissory Note, the Holder was issued 500,000 warrants exercisable at $0.03 expiring in March 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $2,951 recorded as a reduction to the carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2017 was $2,273.

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matures on April 25, 2018, and accrues interest at a rate of 12% per annum. As of September 30, 2017, the outstanding principal was $82,500. The accrued interest balance at September 30, 2017 was $3,254. In addition, the Company recorded an original issued discount in the amount of $7,500 as interest expense.

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

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $16,999 through interest expense. At September 30, 2017, the debt discount was $38,633.

In connection with the April 2017 Convertible Promissory Note, the Holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants at September 30, 2017 was $564.

On May 31, 2017, the Company issued a Convertible Promissory Notes totaling $46,000 to a third-party for a purchase price of $40,000 (the “May 2017 Convertible Promissory Note”). The May 2017 Convertible Promissory Note matures on May 31, 2018, and accrues interest at a rate of 5% per annum. On August 23, 2017 the Company paid The May 2017 Convertible Note in the amount of $46,000, with accrued interest of $535. In addition, the Company paid a prepayment penalty of $16,287.

The May 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $32,398 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $32,298 through interest expense. At September 30, 2017, the debt discount was $0.

In connection with the May 2017 Convertible Promissory Note, the Holder was issued 920,000 warrants exercisable at $0.05 expiring in April 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $1,732 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants September 30, 2017 was $0.

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 12% per annum. As of September 30, 2017, the outstanding principal was $187,000. The accrued interest balance at September 30, 2017 was $6,148. In addition, the Company recorded an original issued discount in the amount of $18,700 as interest expense.

The Holder of the June 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The June 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The June 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $7,098 through interest expense. At September 30, 2017, the debt discount was $124,234.

In connection with the June 2017 Convertible Promissory Note, the Holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at September 30, 2017 was $6,544.

On July 28, 2017, the Company issued a Convertible Promissory Notes totaling $200,000 to a third-party for a purchase price of $195,000 (the “July 28, 2017 Convertible Promissory Note”). The July 28, 2017 Convertible Promissory Note matures on April 28, 2018, and accrues interest at a rate of 10% per annum. As of September 30, 2017, the outstanding principal was $200,000. The accrued interest balance at September 30, 2017 was $3,288. In addition, the Company recorded an original issued discount in the amount of $5,000 as interest expense.

The Holder of the July 28, 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 28, 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The July 28, 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.04 or sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The July 28, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $136,699 which was recorded as a reduction in carrying value of the July 28, 2017 Convertible Promissory Note and offset in additional paid in capital. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $30,378 through interest expense. At September 30, 2017, the debt discount was $106,321.

In connection with the July 28, 2017 Convertible Promissory Note, the Holder was issued 666,000 warrants exercisable at $0.03 expiring in July 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $3,366 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2017 was $3,255.

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $125,000 to a third-party for a purchase price of $107,500 (the “July 31, 2017 Convertible Promissory Notes”). The July 31, 2017 Convertible Promissory Notes matures on July 31, 2018, and accrues interest at a rate of 8% per annum. As of September 30, 2017, the outstanding principal was $125,000. The accrued interest balance at September 30, 2017 was $1,644. In addition, the Company recorded an original issued discount in the amount of $17,500 as interest expense.

The Holder of the July 31, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $87,931 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $14,454 through interest expense. At September 30, 2017, the debt discount was $73,477.

In connection with the July 31, 2017 Convertible Promissory Notes, the Holder was issued 5,000,000 warrants exercisable at $0.035 expiring in July 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $37,069 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2017 was $35,038.

Additionally, the Company issued a $25,000 convertible promissory note in connection with the July 31, 2017 Convertible Notes, a Financial Advisory Agreement (the “FAA July 2017 Convertible Note), The FAA Note has an annual interest rate of ten percent (10%) and is due on July 31, 2018. The Holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001.

The July FAA July 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,667 which was recorded as a reduction in carrying value of the FAA July 2017 Convertible Note and offset in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $2,740 through interest expense. At September 30, 2017, the debt discount was $13,927.

On July 31, 2017, the Company issued a Convertible Promissory Note totaling $105,000 to a third-party for a purchase price of $100,000 (the “July 31, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 10% per annum. As of September 30, 2017, the outstanding principal was $105,000. The accrued interest balance at September 30, 2017 was $1,726. In addition, the Company recorded an original issued discount in the amount of $5,000 as interest expense.

The Holder of the July 28, 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 28, 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The July 28, 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $70,000 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $11,507 through interest expense. At September 30, 2017, the debt discount was $58,493.

On September 20, 2017, the Company issued a Convertible Promissory Note totaling $110,000 to a third-party for a purchase price of $105,000 (the “September 2017 Convertible Promissory Note”). The September 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 10% per annum. As of September 30, 2017, the outstanding principal was $110,000. The accrued interest balance at September 30, 2017 was $301. In addition, the Company recorded an original issued discount in the amount of $5,000 as interest expense.

The Holder of the September 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 2017 Convertible Promissory Note can be converted by the Holder in part from time to time after the issuance date by submitting notice of conversion. The September 2017 Convertible Promissory Note are convertible at the option of the Holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the Conversion Rate. The Conversion Rate is defined as the lower of $0.02 or sixty percent (60%) of the lowest closing price over the prior twenty (20) day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The September 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $73,333 which was recorded as a reduction in carrying value of the September 2017 Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $2,009 through interest expense. At September 30, 2017, the debt discount was $71,324.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Convertible Promissory Note	$1,417,000	$500,000
Less: debt discount	(632,310)	(228,059)
Warrants	(72,720)	(38,105)
Total net carrying value	$711,970	$233,836

7. Income Taxes

No provision for federal income taxes has been recognized for the nine months ended September 30, 2017 and twelve months ended December 31, 2016, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future, so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

At September 30, 2017 and December 31, 2016, the Company has net operating loss carry forwards of $1,527,726 and $713,387, respectively for federal income tax purposes. This net operating loss carry forwards may be carried forward in varying amounts until 2036 and may be limited in their use due to significant changes in the Company’s ownership.

	September 30, 2017	December 31, 2016

Net operating loss carryforwards	$1,527,726	$713,387
Less: valuation allowance	(1,527,726)	(713,387)
Net deferred tax asset	$-	$-

The Company has valued its net deferred tax asset at zero with a valuation allowance due to the substantial doubt taxable income will be generated in the future to utilize the deferred tax asset.

8. Related Party Transactions

During the twelve months ended December 31, 2016, the Company issued the Chairman of the Board a convertible promissory note, (the “Related Party Convertible Promissory Note”) in an amount up to $200,000 along with 32,166,667 warrants. The note accrues interest at 2% per annum. The issuance of the financial instruments was made in the ordinary course of business, and were given fair market treatment. The Related Party Convertible Promissory Note matures on December 31, 2017. See Note 5. Related Party Convertible Promissory Note.

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

Issuances of Class A Common Stock, par value $0.001:

During the nine months ended September 30, 2017, the Company received $429,050 in cash and issued 69,447,477 shares of its Class A Common Stock and issued 3,600,000 shares of Class A Common Stock as compensation for thrird-party services rendered.

Issuances of Series A Preferred Stock, par value $0.001:

During the nine months ended September 30, 2017, the Company issued a total of 500,000 shares of its Series A Preferred Stock to third parties for cash consideration totaling $125,000.

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

Non-controlling interest in subsidiary:

The Company entered into a securities purchase agreement in February 2017 with a third party. The Company sold one percent (1%) minority interest of Zen Energy, Inc, a wholly owned subsidiary of the Company. The Company sold 1,000 shares of the Zen Energy, Inc. at no par value at a purchase price of twenty dollars ($20.00) per share, representing one percent 1% of the issued and outstanding shares of common stock of Zen Energy. The proceeds were received during the nine months ended September 30, 2017 and are currently classified as subscription liabilities.

11. Contingencies

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes and lawsuits. Management believes that any outcome of such contingences will not have a material impact on the Company’s financial position or results of future operations.

12. Subsequent Events

On October 2, 2017 (the “Original Issue Date”) the Company entered into and closed on the transaction set forth in the Loan Agreement (the “Vista Loan Agreement”) it entered into with Vista Capital Investments, LLC (“Vista”) for the sale of the Company’s 20% original issue discount convertible notes in the aggregate principal amount of $220,000 and issue commitment shares in the amount of seven million five hundred thousand (2,722,500) restricted common shares in the Company. Pursuant to the Vista Loan Agreement, the Company issued to vista upon closing for a purchase price of $220,000: (i) 20% Original Issue Discount 8% Convertible Note (the “Vista” 20% OID Notes”) in the principal amount of $220,000 (the “Note”); and (ii) security purchase agreement to issue 2,722,500 shares of the Company’s common stock. The maturity date of the 20% OID Note is October 2, 2019. The holder of the Vista 20% OID Notes has the right, at any time, to convert all or a portion of the principal amount of the note into shares of common stock of the Company at the conversion price. The per share conversion price is the lowest per share trading price for the 20-day trading period immediately prior to the conversion date multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.01. The Vista 20% OID Notes may be prepaid at any time, within the 90 day period immediately following the Issuance Date, the Company shall have the option, upon 10 business days’ notice to Holder, to pre-pay the entire remaining outstanding principal amount of this Note in cash, provided that (i) the Company shall pay the Holder 135% of the Outstanding Balance, (ii) such amount must be paid in cash on the next business day following such 10 business day notice period, and (iii) the Holder may still convert the note to the terms at all times until such prepayment amount has been received in full.

The Company agreed to satisfy the current public information requirements under SEC Rule 144(c), among other things. The Vista 20% OID Notes are not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon conversion of the Vista 20% OID Notes or otherwise would result in the beneficial ownership by holder of more than 4.9% of the Company’s then outstanding common stock. This ownership limitation can be increased or decreased by the holder upon 61 days notice to the Company. Further, the holder of the Vista 20% OID Notes may not convert the note if such conversion would cause the holder’s beneficial ownership of the Company’s outstanding common stock to exceed 9.9%.

Registration Rights Agreement. The Company also entered into a Registration Rights Agreement with Vista dated as of October 2, 2017 as required pursuant to the terms of the Vista Loan Agreement (the “Vista Registration Rights Agreement”). The Vista Registration Rights Agreement requires the Company to, among other things, use commercially reasonable efforts to: (1) file a registration statement covering Vista’s resale of the common stock underlying the Vista 20% OID Notes within ninety (90) days following the Original Issue Date. If the Company fails to comply with the registration requirements or a registration statement ceases to be effective or fails to be usable for its intended purpose, the Company is obligated to pay Vista liquidated damages.

On October 18, 2017 an Information Statement was furnished to the holders of shares of Class A common stock, par value $0.001 per share (“Class A Common Stock”) of The Chron Organization, Inc., a Nevada corporation (the “Company”), pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation 14C, in connection with the approval of the actions described below taken by unanimous written consent of the board of directors of the Company and by written consent of the holders of a majority of the voting power of the issued and outstanding capital stock of the Company to amend the following:

1.	Amend our articles of incorporation, as amended and restated (the “Restated Articles”), to change our corporate name from The Chron Organization, Inc. to Zenergy Brands, Inc. (the “Name Change”); and

2.	Amend our Restated Articles to increase our authorized common stock from 1,450,000,000 shares to 1,700,000,000 shares, $0.001 par value per share, which such shares shall be issuable on such terms and conditions as the Board of Directors may determine from time to time (the “Share Increase”).

[Include disclosure on Crown Bridge financing here and in Item 5]

On November 7, 2017 the Company filed a Form S-1 registration statement. The prospectus relates to the offer and sale of up to 56,676,580 shares of our Class A common stock, par value $0.001 (the “Common Stock”), by the selling stockholders (each, a “Selling Stockholder” and collectively, the “Selling Stockholders”). Included in this amount are 5,756,579 shares of our Common Stock that we are registering for resale by Bellridge Capital, LP (“Bellridge”). These shares were issued to Bellridge as a commitment fee under an equity line in the amount of $2,500,000 (the “Equity Line”) established by the Bellridge Securities Purchase Agreement, as more fully described in this prospectus. Also included in this amount are up to 50,000,001 shares of Common Stock that were registered for resale by certain Selling Stockholders that are issuable to such Selling Stockholders upon conversion of certain convertible promissory notes and upon exercise of a warrant to purchase up to 920,000 shares of Common Stock (the “Warrants”).

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

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2016 included in the Company’s Form 10, filed with the SEC.

Business Overview

We are a business-to-business company, whose business platform is a combined offering of energy services and smart controls. Our business model is based upon the belief that these two aspects, combined with an ever-increasing commercial demand for more sustainable business practices will continue to be burgeoning trends. Historically, services such as electricity and natural gas have been provided by monopoly based companies; these legacy entities are in the business of selling commodity and related services and naturally, selling as much of these (kilo-watt-hours of electricity and thermal units of natural gas) as possible. In some cases, it has been this way for nearly a century. However, the growing demand from commercial and municipal entities for responsible energy, more control and transparency, and overall sustainability, have proven to be at odds with the mission of these legacy entities. Zen Technology offers a unique value proposition to commercial, industrial, and municipal customers whereby we offer a means to reduce their utility expenses anywhere from 20% up to 60% through energy-efficient and smart control products and services.

Toward making our claim in the marketplace, we have built a service offering that we have deemed “Energy as a Service” and/or “Sustainability as a Service”. We also have plans to complement this offering by launching a “Retail Energy Platform” that, when combined, are expected to position us to become a provider of a unique suite of energy usage and management products and services to commercial, industrial, and municipal end-use customers which we refer to as “target customers”. Currently, we (i) provide energy brokerage and procurement services, (ii) sell commercial energy conservation equipment, load factor improvement technologies, HVAC & Refrigeration based technologies, LED lighting and lighting controls, and (iii) plan to sell commercial energy utility services following the completion of our planned acquisition of Enertrade Electric, LLC (“Enertrade”), a Texas based Retail Electric Provider as further discussed below.

The foundation of our unique selling proposition is based on our Zero Cost Program. This is a turnkey solution that enables our target customers to upgrade their older, inefficient customer premise equipment and assets, allowing for installation of energy-efficient retrofits such as HVAC and refrigeration motor controllers, load factor improvement technologies, building-envelope-based technologies, weatherization-based technologies, smart controls, and LED lighting, all at no up-front cost to them. The Zero Cost Program will be facilitated through an industry standard agreement referred to as a Managed Energy Services Agreement (“MESA”). Under the MESA, Zen Technology will be obligated to develop, arrange financing for, install and maintain all energy efficiency measures and equipment installed by Zen Technology. Zen Technology will retain ownership of all installed equipment. The minimum term of the MESA is expected to be five years with an expected average of seven years. Under the terms of the MESA, our customers will be obligated to pay us a portion of their savings in utility costs following the installation of our equipment; these are referred to as “Service Payments”. Service Payments are expected to be fixed payments made on a monthly basis over the term of the agreement from the customer to Zen Technology and these payments are expected to scale down over the term of the MESA, allowing the customer to reap more and more of the dollar savings from the respective utility company each year.

Effectuating a successful MESA will require us to implement credit review and standard underwriting procedures. This process includes, but is not limited to, the following: standard credit screening provided by credit reporting agencies (i.e. Experian), business profile reports from Dun & Bradstreet, review of trade credit and references, confirmation that client has been in operation for greater than 10 years, and our proprietary review and assessment of historical accounting records and industry landscape. In order for Zen Technology to effectively market, sell, and implement MESAs, Zen Technology must utilize third-party financing entities to provide project and strategic financing toward fulfilling its working capital requirements to acquire and install the equipment required under the MESA. For this reason, we engaged in discussions with advisors and investment banks for the purpose of procuring a long-term and scalable financing solution for this aspect of our business.

With respect to our retail energy plans, through a Texas PUC approved and licensed “Retail Electric Provider” or “REP”, we plan to target end-use customers in the commercial and industrial sectors. While many of our customers are expected to be existing Zero Cost Customers, we also plan to market our retail electricity service in general. //Members of our management team have experience in building Retail Electric Providers. We believe that this experience and industry expertise will help us build a viable and well-rounded energy services company, with a large emphasis on conservation and sustainability. Furthermore, we believe that the combination of our energy conservation products and our ability to provide retail energy services following the completion of our planned acquisition of Enertrade will provide us with a significant advantage over our competitors. We believe that this combination will allow us to offer a very unique value proposition to the customer.

Corporate Name Change and Share Increase

As part of our rebranding and marketing efforts focused on our energy and smart controls business, our board of directors unanimously approved on October 18, 2017 the change of our corporate name to Zenergy Brands, Inc. In addition, the board of directors unanimously approved on October 18, 2017 to increase our authorized Class A Common Stock from 1,450,000,000 shares to 1,700,000,000 shares, which such shares will be issuable on such terms and conditions as the board of directors may determine from time to time. Subsequent to our board of directors’ approval of these amendments, the holders of a majority of the voting power of our voting stock, on October 18, 2017 approved, by written consent, the amendments. The consenting stockholders and their respective approximate ownership percentages of our voting stock totaled an aggregate of 78.8% of the outstanding voting stock.

Pursuant to Rule 14c-2 promulgated under the Exchange Act, the amendments discussed above will not be effected until at least 20 calendar days after the mailing of an Information Statement to our stockholders. The amendments have been filed with the Nevada Secretary of State. However, because the Class A Common Stock is quoted on the OTC Markets, the name change requires processing by the Financial Industry Regulatory Authority (“FINRA”), as well, pursuant to Rule 10b-17 of the Exchange Act in order for the name change to be recognized in the market for trading purposes. We expect to receive FINRA’s clearance prior to the expiration of the 20-day waiting period under Rule 14c-2, and we expect that the name change and share increase will be effective in November 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this registration statement. The results discussed below are for the nine months ended September 30, 2017 and 2016. For comparative purposes, we are comparing the nine months ended September 30, 2017, to the nine months ended September 30, 2016.

Revenue. Total revenue was $23,585 for the nine months ended September 30, 2017 compared to $565 for the nine months ended September 30, 2016. The increase is primarily a result of the Company’s soft launch of its selling retail smart home technology and controls and monitoring services during the second quarter of 2017.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the nine months ended September 30, 2017 of $22,570 compared to $0 for the nine months ended September 30, 2016. The increase is a result of increases in our sales. Our gross profit (loss) for the nine months ended September 30, 2017 was ($1,985) compared to $565 for the nine months ended September 30, 2016. The increases are a result of increases in our sales.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $1,90,696 and $956,250 for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our product and service offering and ramping up our sales efforts, consisting primarily of increases in salary and wages of approximately $226,100, contractor and consulting expense of 385,700, legal and professional expenses of 66,000, rent of $101,600, insurance of $25,800, and information technology expenses of $26,200.

Loss from operations and net loss. Loss from operations and net loss were ($2,164,422) and ($1,104,795) for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. We expect continued loss from operations for the foreseeable future as we ramp up our sales efforts in our existing business.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this registration statement. The results discussed below are for the three months ended September 30, 2017 and 2016. For comparative purposes, we are comparing the three months ended September 30, 2017, to the three months ended September 30, 2016.

Revenue. Total revenue was $13,460 for the three months ended September 30, 2017 compared to $565 for the three months ended September 30, 2016. The increase is primarily a result of the Company’s soft launch of its selling retail smart home technology and controls and monitoring services during the third quarter of 2017.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the three months ended September 30, 2017 of $3,450 compared to $0 for the three months ended September 30, 2016. The increase is a result of increases in our sales. Our gross profit (loss) for the three months ended September 30, 2017 was 10,010 compared to $0 for the three months ended September 30, 2016. The increases are a result of increases in our sales. In addition, the Company has recorded revenues with respect to commissions earned from its energy brokering business.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $641,343 and $437,567 for the three’ months ended September 30, 2017 and 2016, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our product and service offering and ramping up our sales efforts, consisting primarily of increases in salary and wages of approximately $18,800, contractor and consulting expense of $157,850, and rent of $25,700.

Loss from operations and net loss. Loss from operations and net loss were ($831,469) and ($525,727) for the three months ended September 30, 2017 and 2016, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. We expect continued loss from operations for the foreseeable future as we ramp up our sales efforts in our existing business.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,562,863 as of September 30, 2017 compared to a working capital deficit of $529,476 as of December 31, 2016 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $147,216 offset by current liabilities of $1,710,079 as of September 30, 2017 and total current assets of $92,460 offset by current liabilities of $621,936 as of December 31, 2016.

Net cash flow used in operating activities was $1,459,590 for the nine months ended September 30, 2017 as compared to net cash flows provided in operating activities of $856,557 for the nine months ended September 30, 2016. The increase is primarily a result of the net loss associated with the launch of our current business. Net cash flow used in investing activities was $92,746 for the nine months ended September 30, 2017 as compared to $18,500 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, $92,746 was used to develop software.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash provided by financing activities was $1,531,050 for the nine months ended September 30, 2017 as compared to $1,049,234 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received $429,050 from the sale of common stock, $125,000 from the sale of preferred stock, $963,000 from proceeds from convertible promissory notes, $40,000 from proceeds from notes payable and $20,000 from proceeds from issuance of stock in our subsidiary.

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

Going Concern.

The accompanying unaudited financial statements for the quarter ended September 30, 2017 and the audited financial statements for the twelve months ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of $2,164,422 for the nine months ended September 30, 2017, and $1,771,738 for the year ended December 31, 2016, and an accumulated deficit of $4,493,312 as of September 30, 2017.

The Company had a working capital deficit of $1,5362,863 and negative cash flow from continuing operating activity of $1,459,590 at September 30, 2017. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at September 30, 2017 and December 31, 2016 were $30,424 and $51,711, respectively.

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

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of September 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective as of September 30, 2017 since the following material weaknesses exist:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.Item 1A. Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

[include new issuances not previously disclosed including Crown Bridge.]

The [__]referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among The Chron Organization, Inc. and Chron Energy, Inc. dated as of April 1, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 11, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

3.3	Amended and Restated Bylaws effective as of February 1, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

4.1	10% Original Issue Discount Convertible Debenture dated March 17, 2017 issued by The Chron Organization, Inc. to Bellridge Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

4.2	Common Stock Purchase Warrant dated March 17, 2017 issued by The Chron Organization, Inc. to Bellridge Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

4.3	Convertible Promissory Note in the principal amount of $46,000 issued by The Chron Organization, Inc. to Crown Bridge Partners, LLC on May 31, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

4.4	Common Stock Purchase Warrant dated May 31, 2017 issued by The Chron Organization, Inc. to Crown Bridge Partners, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

4.5	Convertible Promissory Note in the principal amount of $187,000 issued by The Chron Organization, Inc. to Bellridge Capital LP on June 20, 2017 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

4.6	Common Stock Purchase Warrant dated June 20, 2017 issued by The Chron Organization, Inc. to Bellridge Capital, LP (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

10.1	Form of Securities Purchase Agreement for Convertible Note and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.2	Equity Interest Purchase Agreement among Zen Energy, Inc., Luccirelli & Gomez, LLC, TCN Holdings, LLC, Genaro Gomez Castanares and Donnie Goodwin dated as of January 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.3	Securities Purchase Agreement among The Chron Organization, Inc. and certain investors dated March 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.4	Securities Purchase Agreement among The Chron Organization, Inc. and Crown Bridge Partners, LLC dated as of May 31, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

10.5	Securities Purchase Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of June 20, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

10.6	Equity Incentive Plan (SEC File No. 000-55771) filed with the SEC on August 14, 2017).

10.7	Financial Advisory Agreement in the principal amount of $25,000 issued by The Chron Organization, Inc. to Greentree Financial Group, Inc. on August 1, 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.8	Convertible Promissory Note in the principal amount of $75,000 issued by The Chron Organization, Inc. to Greentree Financial Group, Inc. on August 1, 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.9	Common Stock Purchase Warrant dated August 1, 2017 issued by The Chron Organization, Inc. to Greentree Financial Group, Inc on August 1, 2017. 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.10	Convertible Promissory Note in the principal amount of $25,000 issued by The Chron Organization, Inc. to L&H Inc on August 1, 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.11	Common Stock Purchase Warrant dated August 1, 2017 issued by The Chron Organization, Inc. to L&H Inc. on August 1, 2017. 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.12	Convertible Promissory Note in the principal amount of $25,000 issued by The Chron Organization, Inc. to 2 Plus 2, LLC on August 1, 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.13	Common Stock Purchase Warrant dated August 1, 2017 issued by The Chron Organization, Inc. to 2 Plus 2, LLC on August 1, 2017. 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.14	Convertible Promissory Note in the principal amount of $105,000 issued by The Chron Organization, Inc. to JSJ Investments, Inc. on September 20, 2017 ((SEC File No. 000-55771) filed with the SEC on November 6, 2017).

10.15	Securities Purchase Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).

10.16	Registration Rights Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).

10.17	Memorandum of Understanding between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Alex Rodriguez.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Alex Rodriguez.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHRON ORGANIZATION, INC.

Date: November 14, 2017	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer and Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

