Form 10-K
period 2017-12-31
ZENERGY BRANDS, INC.
filed 2018-04-09
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55771

ZENERGY BRANDS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8881686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7700 Windrose Ave. #G300, Plano TX 75024

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: 469-228-1400

THE CHRON ORGANIZATION, INC.

Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act: Shares of Class A common stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,044,922,762 of Class A Common shares outstanding, 10,000,000 of Class B Common Shares outstanding, and 500,000 Preferred Shares Series A outstanding as of March 31, 2018.

ZENERGY BRANDS, INC.

This form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our operations and
●	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I.

Item 1. Business

Our Corporate History

We were incorporated in Nevada on May 28, 1999 as Paragon Polaris Strategies.com, Inc. In May 2010, we merged with Texas Hill Country Barbecue, Inc., and on June 2, 2010, changed our name to Texas Hill Country Barbecue, Inc. On August 21, 2010, we filed our Initial Company Information and Disclosure Statement with the OTC Markets, changed our name to Texas Hill Country Barbecue, Inc. and our stock-trading symbol to “THCB”. In March 2013, we changed our name to South American Properties with the new stock symbol of “SAMP”. In October 2014, we changed our name to USA Restaurant Funding, Inc. and our trading symbol to “USAR.” Effective on March 24, 2016, we changed our name to The Chron Organization, Inc. and our stock trading symbol to “CHRO”. Effective on December 1, 2017, we changed our name to Zenergy Brands, Inc. and our stock trading symbol to “ZNGY”. We are now engaged in the business of selling energy conservation products and services with plans to sell retail electricity services to commercial, industrial and municipal customers.

OVERVIEW

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Zenergy,” or the “Company” are to Zenergy Brands, Inc.

We are a business-to-business company, whose business platform is a combined offering of energy services and smart controls. Our business model is based upon the belief that these two aspects, combined with an ever-increasing commercial demand for more sustainable business practices will continue to be burgeoning trends. Historically, services such as electricity and natural gas have been provided by monopoly based companies; these legacy entities are in the business of selling commodity and related services and naturally, selling as much of these (kilo-watt-hours of electricity and thermal units of natural gas) as possible. In some cases, it has been this way for nearly a century. However, the growing demand from commercial and municipal entities for responsible energy, more control and transparency, and overall sustainability, have proven to be at odds with the mission of these legacy entities. Zenergy offers a unique value proposition to commercial, industrial, and municipal customers whereby we offer a means to reduce their utility expenses anywhere from 20% up to 60% through energy-efficient and smart control products and services.

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

The foundation of our unique selling proposition is based on our Zero Cost Program. This is a turnkey solution that enables our target customers to upgrade their older, inefficient customer premise equipment and assets, allowing for installation of energy-efficient retrofits such as HVAC and refrigeration motor controllers, load factor improvement technologies, building-envelope-based technologies, weatherization-based technologies, smart controls, and LED lighting, all at no up-front cost to them. The Zero Cost Program will be facilitated through an industry standard agreement referred to as a Managed Energy Services Agreement (“MESA”). Under the MESA, Zenergy will be obligated to develop, arrange financing for, install and maintain all energy efficiency measures and equipment installed by Zenergy. Zenergy will retain ownership of all installed equipment. The minimum term of the MESA is expected to be five years with an expected average of seven years. Under the terms of the MESA, our customers will be obligated to pay us a portion of their savings in utility costs following the installation of our equipment; these are referred to as “Service Payments”. Service Payments are expected to be fixed payments made on a monthly basis over the term of the agreement from the customer to Zenergy and these payments are expected to scale down over the term of the MESA, allowing the customer to reap more and more of the dollar savings from the respective utility company each year.

Effectuating a successful MESA will require us to implement credit review and standard underwriting procedures. This process includes, but is not limited to, the following: standard credit screening provided by credit reporting agencies (i.e. Experian), business profile reports from Dun & Bradstreet, review of trade credit and references, confirmation that client has been in operation for greater than 10 years, and our proprietary review and assessment of historical accounting records and industry landscape. In order for Zenergy to effectively market, sell, and implement MESAs, Zenergy must utilize third-party financing entities to provide project and strategic financing toward fulfilling its working capital requirements to acquire and install the equipment required under the MESA. For this reason, we engaged in discussions with advisors and investment banks for the purpose of procuring a long-term and scalable financing solution for this aspect of our business.

With respect to our retail energy plans, through a Texas PUC approved and licensed “Retail Electric Provider” or “REP”, we plan to target end-use customers in the commercial and industrial sectors. While many of our customers are expected to be existing Zero Cost Customers, we also plan to market our retail electricity service in general. Members of our management team have experience in building Retail Electric Providers. We believe that this experience and industry expertise will help us build a viable and well-rounded energy services company, with a large emphasis on conservation and sustainability. Furthermore, we believe that the combination of our energy conservation products and our ability to provide retail energy services following the completion of our planned acquisition of Enertrade will provide us with a significant advantage over our competitors. We believe that this combination will allow us to offer a very unique value proposition to the customer.

We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will ultimately be successful. Our growth strategy is largely dependent on our ability to secure project financing for the Zero Cost contracts currently in our pipeline and develop synergies with that business following the completion of our plan to engage in the sale of electric energy to retail customers in Texas by acquiring Enertrade. As is typically the case involving products and service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our products and planned service offerings primarily depends on consumer interest and acceptance. In general, achieving market acceptance for our products and planned energy utility services will require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers and clients. Furthermore, the completion of the acquisition of Enertrade is dependent on our ability to raise the funds we need to complete the purchase and complete the conditions to closing discussed below. See “Description of Business—Zenergy Power & Gas, Inc.”

Zenergy Technologies, Inc.

Zenergy Technologies, Inc., our wholly owned subsidiary (“Zenergy Solutions”) is a next-generation technology service provider committed to bringing all the benefits of smart controls and energy conservation solutions to millions of business owners across the U.S. Zenergy Technologies provides commercial, industrial, and municipal end-use customers with building automation systems, retail energy, and energy conservation solutions so that these entities can be smarter and more energy-efficient, thereby increasing their enterprise value while responsibly contributing to the environment by reducing their harmful carbon emissions. We are in the early stages of rolling out these products and services and are poised for further growth as we seek to identify the most effective sales and marketing channels as we work towards perfecting our operating processes, policies and procedures.

Additionally, with our Zero Cost Program, we have the ability to upgrade our customers with the latest energy saving equipment and controls at no upfront cost to them. This line of equipment and services includes, but is not limited to, LED lighting, weatherization services, motor controllers, EC motor controllers, HVAC accessories, smart devices and controls, solar, geo-thermal generation, oxidized water solutions, energy capacitors and energy storage devices.

About the Zero Cost Program for Commercial, Industrial, and Municipal Customers

The Zero Cost Program is a turnkey solution that enables our target customers to upgrade older, inefficient equipment and lighting controls at no up-front cost to them with future service fees paid to us from a portion of the savings it creates.

The process for the Zero Cost Program starts with a site survey to determine the current equipment and operating environment of the prospective customer. Once a survey is complete, Zenergy Solutions creates a proposal detailing the solutions needed in order to maximize savings out of that individual business. Every business is different and solutions are tailored for each business. Upon approval from the customer, Zenergy Solutions will install the upgrades, controls and components that power the customer’s business, enabling it to be more energy-efficient. The savings is expected to range anywhere between 15% and as much as 60%.

The Zero Cost Program works through a “Services Agreement”. This means that our clients will have no initial upfront costs. This Services Agreement carries a full warranty for the term of the initial agreement. The businesses are expected to begin saving money immediately from lower energy consumption. Through the Services Agreement, Zenergy Solutions will finance the equipment and installation for all the chosen upgraded technologies and conservation solutions, which are billable in a separate invoice over the term of the agreement.

Over the first two quarters of 2017, Zenergy Solutions has created a pipeline of commercial prospects and has acquired eight commercial clients, representing approximately 400 different actual locations where site surveys are being scheduled. These include convenience stores, gas stations, hotels, and schools, several with the initial phase of installations already underway while we are seeking credit approval from some. For example, one of our clients owns a chain of over 50 convenience stores (with gas stations). Zenergy Solutions also entered into a referral agreement with The Oklahoma Groceries Association (the “Groceries Association”) representing over 1,800 locations to offer this Program to its members. We pay the Groceries Association an agreed-on portion of the revenues we collect from the MESA’s we enter into with members of their association. Additionally, Zenergy has entered into a referral agreement with one of the largest suppliers of equipment and services in the hotel industry, which owns and/or manages over 300 hotels and represents thousands of locations nationwide. We pay this company an agreed-on portion of the revenues we collect from the MESA’s we enter into with customers they refer to us.

Marketing

The Company plans to utilize several distribution channels for our product offerings including, but not limited to, the following:

●	Company Branded & Affiliate Internet Marketing: This encompasses our own Internet marketing efforts, as well as working with third party websites that provide utility connection services to new homeowners or families moving into a new city.

●	Referral Partner Network: Also, known as an “Agent Network”, is a network of independent contractors who serve as referral sources for our products and services in exchange for an ongoing commission fee. This model has been the source of most all of our “Zero-Cost” customers and prospects to date.

●	Network Marketing Channels: Also referred to as “Multi-Level-Marketing” or “Direct Sales Organizations”, these consist of groups of independent contractors who market and serve as distributors for similar or related products and services. We are currently engaged in discussions with several different Network Marketing entities for the purposes of entering into a joint marketing/client vendor relationship.

Operations

Chairman, Mr. Byron Young, and CEO and President, Mr. Alex Rodriguez, two renowned entrepreneurs with a proven track record of building hyper-growth companies, lead our management team. Together, they represent a combined 40 years of experience in the deregulated services industries (telecommunications, wireless, internet services, and electricity and natural gas retail services). Under this executive leadership duo, we have begun to build a management team comprising senior management members who represent an additional 50 years of cumulative experience in the home alarm, home automation, and home entertainment industries.

We have developed a fully customized, internal enterprise resource planning (ERP) system (“Zenergy Plus”) that is designed to allow us to accommodate thousands of customer enrollments from a myriad of marketing channels, on a national basis. Zenergy Plus allows the Company to automate and manage, in real time, customers’ needs from point of sale through logistics and installation, and all the way through the renewal process at the end of the five or seven-year service term. We believe that this operational infrastructure will allow us to deliver a consistent, quality customer experience.

Furthermore, our fully integrated customer experience allows our sales representatives, customer service representatives and installation technicians to work closely together to provide the customer with an integrated process from contract origination to daily use. We believe that our customer service representatives deliver a quality customer service experience that enhances our brand and improves customer satisfaction. Customer service representatives will generally resolve most maintenance and service related questions over the telephone or through remote-access to the customer’s system.

Field Service Operations

We have created a network of professional third-party field service technicians (“FSTs”) throughout the United States, who reside in their service territories, to provide prompt service to our commercial customers. FSTs undergo comprehensive training on our products and services. FSTs are also trained and equipped to handle everything from installation to general day-to-day maintenance or services issues that may come up. Many of our FST’s are independent contractors or third-party service organizations who provide outsourced service personnel for several service providers such as cable or alarm companies.

We do not maintain a costly physical warehouse, retail or office locations for our FSTs. Instead, we provide FSTs with adequate supplies of products and materials. Field service inventories are replenished by shipments that are processed through the Zenergy Plus platform and made from our strategic suppliers straight to the customer’s location. The Zenergy Plus platform is fully integrated with all of our various trading partners, infrastructure providers, ordering systems, and logistical and shipment systems. Moreover, it provides a user interface and/or log-in capabilities for Zenergy employees, Zenergy FST’s, and even for customers, wherein they can make payments, research past billing history. The Zenergy Plus platform also schedules appointments, routes technicians, and follows up with customers to ensure that every service was performed to their satisfaction.

Customer Service

Our customer service center is in Dallas, Texas and is staffed with our employees. Hours of operation are Mon - Fri from 9:00 am to 6:00 pm Central Standard Time. All employees who work in our customer service department undergo training on regulatory requirements, general corporate, product and technical training and billing related issues. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing by certain state jurisdictions.

Key Systems

As previously stated above, we have developed our own customized ERP/CRM software platform, which we implemented in August of 2016. This operating platform is an integrated enterprise resource planning and a customer relationship management and billing system, which we’ve aptly named “Zenergy Plus”. The Zenergy Plus system is based on a well-established enterprise-scale cloud solution. We believe that the Zenergy Plus system will be able to scale with our business, providing the flexibility to accommodate the multiple customer support and billing models resulting from the anticipated expansion in our product and service packages over time. It also allows for operational efficiency by not requiring the entry of data multiple times and improving data accuracy.

Billing

Customers are billed approximately 20-30 calendar days after an installation has been completed. The customer’s initial payment is manually run and then each payment is automatically run according to the payment schedule the customer agreed. All payments are paid electronically, either via ACH or company credit card. This is accomplished via the Zenergy Plus system.

Zenergy Power & Gas, Inc. (“Zenergy Power and Gas”, formerly Zen Energy, Inc.)

Background on Energy Industry and Deregulation

Until the 1980s, generation, transmission, distribution and sales/marketing or supply of electricity and natural gas in the United States were conducted by local publicly-funded monopolies. In the 1980s and 1990s, state legislatures began passing laws designed to create competitive retail sales and supply in the natural gas markets. Electricity deregulation in the United States followed approximately a decade later with 24 states that allow the resale of electricity in one form or another.

Electricity Industry Overview

There are three primary components of the electricity industry:

Generation: Electricity is most often generated at a power plant or station. The industry employs a variety of technologies to generate electricity such as traditional thermal (coal, natural gas, and oil), nuclear power, as well as renewable resources, including wind, water, sunlight, biofuels, and wood waste. Historically, government and private investor-owned utility companies controlled the electricity generation component.

Transmission& Distribution: Following the generation of electricity, high voltage transmission lines carry the electricity throughout the power system to electrical substations. In many markets, Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs) manage the electricity flows, maintain reliability, and administer transmission access for the electric transmission grid in a defined region. RTOs and ISOs coordinate and monitor communications among the generator, distributor and Energy Retailer. Additionally, RTOs and ISOs manage the real-time electricity supply and demand. The transmission system is regulated by FERC.

Once the electricity has been transmitted through the high voltage power grid, Local Distribution Company’s (LDCs) direct the electricity from the high voltage transmission systems to lower voltage distribution networks, which ultimately connect the ’‘last mile’’ to the customer. These networks are comprised of lines of various voltage levels, substations, transformers, and meters. These lines are regulated by state public utility commissions and managed by the LDCs.

Retail Sales of Energy (Customer Service & Billing): In states that have authorized deregulation or retail competition, Energy Retailers (also referred to as “Retail Energy Providers”) market and sell electricity to end-users, providing customers with alternatives to purchasing their electricity from their LDC. Energy Retailers typically do not generate electricity and instead buy wholesale electricity from a variety of sources, including, but not limited to, directly from a generation facility, from financial institutions, from the ISOs and RTOs, or from energy companies that actively trade power. Energy Retailers then resell the electricity to end-user customers at unregulated rates, earning the difference between the delivered wholesale price and the end-user price.

Retail Electricity Market

The retail electricity market can be categorized into two main customer segments: (i) residential and small business, and (ii) large commercial and industrial. Energy Retailers operate in the retail electricity market by providing a variety of renewable, fixed and variable rate electricity contracts to customers for varying periods of time. In general, large commercial and industrial customers are serviced by fixed price contracts for up to five years. By contrast, residential and small-to-medium size commercial customers are typically serviced by short-term month-to-month variable price contracts or fixed term, fixed price contracts for up to one or two years. Some Energy Retailers focus only on one customer segment (e.g. residential), while others focus on the full spectrum of customers.

In many cases (dependent by state), Energy Retailers may use the LDC to invoice and collect from customers for energy supply and other costs. Under arrangements entered into between the Energy Retailers and the LDCs, LDCs remain responsible for the delivery of the electricity from the ISO or RTO to the customer’s residence or place of business. This ensures reliability to the markets.

Competitive Landscape

The deregulation of the electricity industry is a practice that has been occurring since the 1990’s. However, because of the complex nature and various aspects of the energy industry, the pace has been slow. The reason behind this is that the deregulation of the energy industry happens upon two, in some cases, three different frameworks. First, you have the wholesale aspects of the energy industry, which include the building of, owning and managing independent power plants or power trading companies. Secondly, you have the retail aspect of deregulation. In some cases, these happen at a federal level, however, in most cases of the retail aspects of deregulation, this must occur on a state-by-state basis, as it is largely a legislative action. The legislative action must then be followed up and supported by the respective Independent System Operator (ISO), in other words “the grid” in that geographic area.

As it pertains to Zenergy Power & Gas, we plan to enter into and expand into all deregulated energy markets, however, today, we are exclusively concerned with and focused on the retail electric industry in the state of Texas, otherwise known as the ERCOT (Electric Reliability Council of Texas) market. The deregulation of Texas has been considered by many industry insiders and policy makers as the “poster child for deregulation”, as cited by ABACCUS Report in the Albany Times when reporting that the state of “New York ranked 2nd best for electricity competition”, after the Texas market taking 1st place2. This is mostly because it has been very successful; it has been an economic stimulus and has fostered competition. Texans pay among the lowest electricity rates in the nation and the age of innovative products in electricity is now showing early signs of potential success. This latter aspect is where we plan to differentiate ourselves from the rest of the market.

As of the time of this filing, there are well over 100 entities that are licensed as a Retail Electric Provider in the state of Texas. However, only approximately 60 of these are operational and of these 60, some are focused only on commercial customers, some only on residential, and a few equally on both of these customer demographics. Moreover, of the 60 operational Retail Energy Providers, it is safe to assume that only approximately 15 to 20 are relevant; by this, we mean any Retain Energy Provider that is serving over 10,000 customers.

Since 2009 and the constant of low natural gas prices, most markets, including Texas, have experienced a very low cost of goods sold. This has brought most Retail Energy Providers into a margin game where they are paying very little attention to the actual value they could bring to their customers. Very few are focused on their value and even fewer are focused on being different. Most of the differentiation in the market is around who can write their contracts more creatively to fool their customers.

Conversely, Zenergy Power & Gas plans to enter the market differently with most of our focus on our differentiation and the value we plan to bring to customers. Zen Energy’s plans are different in the following ways:

●	Time of Use Products (TOU) and Renewable Focused: Zenergy Power & Gas plans to offer a fully integrated TOU electricity product to work in conjunction with its Zero Cost conservation and controls solutions to completely integrate a consumer’s behavior with their energy usage. A TOU product offers a variable price throughout the day so that consumers can adjust their behavior to coincide with lower energy prices. Additionally, Zenergy Power & Gas plans to purchase primarily from renewable sources, so consumers can be assured to know they are doing their part in contributing to a cleaner environment and more sustainable business.

●	Demand Response: This term essentially means the ability to turn off (or power down) energy-consuming devices during peak times when energy prices are at their highest. In the Texas market place, energy prices change every 15 minutes throughout the day. During the peak season, it’s not uncommon for prices to increase 10, 50, or even 100-fold during super peak hours. Zenergy Power & Gas will have the opportunity to offer customers on-demand, demand-response options that will allow customers to participate in revenue share opportunities.

Energy Business Operations

The Company plans to take advantage of synergies between our subsidiaries Zenergy Solutions and Zenergy Power & Gas, and, ultimately, Enertrade. Following completion of the acquisition of Enertrade, customer services, marketing, and most all back-office functions would be considered shared services between the companies. The most important functions that require subject matter experts include customer provisioning and energy risk management (procurement, margin control, forecasting, and wholesale settlements). For these two areas, we have begun the hiring process for the appropriate managers and executives.

Entry into the Energy Marketplace

The Company plans to enter the retail electricity market by acquiring a Texas-based licensed Retail Electric Provider. The Company is in the final stages of completing its acquisition of Enertrade pursuant to the terms of an agreement entered into between the Company’s wholly-owned subsidiary, Zenergy Power & Gas and Enertrade, whereby Zenergy Power & Gas has agreed to acquire 85% of Enertrade from its members (the “Enertrade Sellers”). Conditions precedent to closing the transaction include, but are not limited to, (i) the Sellers obtaining all material consents, approvals, permits, authorization from, notifications to, and filings with any governmental entities including, without limitations, the Texas Public Utilities Commission (PUCT) and (ii) all approvals, consents and waivers shall have been obtained from Enertrade’ s wholesale supplier.

The purchase price for the interest in Enertrade is $1,650,000 with the initial payment of $500,000 at closing (subject to certain adjustments that may increase or decrease the initial amount) and a $1,150,000 promissory note without interest (subject to be adjusted downward for any increase in the initial payment) and payable in two equal installments, the first of which is due 90 days from the closing date and the second due 180 days from the closing date. The Company was obligated to close this transaction no later than March 21, 2017. Although we have not closed yet, the parties have continued to pursue obtaining the required consents in cooperation with Enertrade and the Enertrade Sellers and we have an oral understanding with such parties to extend the closing date while pursuing such consents.

As partial consideration for the Enertrade Sellers’ retention of an interest in Enertrade, the Sellers or their principals agreed to enter into a services agreement pursuant to which the Enertrade Sellers shall be obligated to present to the Company all opportunities to provide retail electricity and electric services to residential and commercial consumers within the Republic of Mexico as and when such opportunities arise and pursuant to which the Company will agree to purchase electricity supply to service such Republic of Mexico business opportunities accepted by the Company subject to credit terms established by its supplier.

Employees

As of March 2018, we had approximately 15 full-time employees, excluding our installation technicians, sales representatives, contract IT developers and certain other support professionals who are independent contractors, all of which total an approximate 60 entities and/or individuals. None of our employees is currently represented by a labor union or trade council. Most our employees are located in the Dallas/Ft. Worth metropolitan area. We believe that we generally have good relationships with our employees, and have not experienced any labor disputes.

Item 1A Risk factors

Investment in our securities involves a number of substantial risks. You should not invest in our securities unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this prospectus, the following factors should be carefully considered by anyone purchasing the securities offered through this prospectus. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our Common Stock could decline and investors could lose all or a part of their investment.

Risks Related to Our Business and Industry

Our limited operating history and our failure since inception to achieve an operating profit makes our future prospects and financial performance unpredictable.

We commenced selling retail smart home technologies in 2016 and, as a result, we have a limited operating history upon which a potential investor can evaluate our prospects and the potential value of an investment in our company. Moreover, we have shifted our focus from the selling of smart home technologies in early 2017, transitioning to focus on commercial customers, while utilizing our smart controls platform to focus on energy conservation products and services. Our plans to continue pursuing the purchase of the aforementioned Enertrade Electric REP have remained, however, our focus will be on acquiring commercial, industrial and municipal customers. We remain subject to the risks inherently associated with new business enterprises. Our prospects are subject to the risks and uncertainties frequently encountered by companies in their early stages of development, including the risk that we will not be able to implement our business strategy. If we are unable to implement our business strategy and grow our business, our business will be materially adversely affected.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

We rely extensively on our computer systems to manage our business. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Our ability to protect the confidential information of our customers and investors may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

We process certain sensitive data from our customers and investors. While we have taken steps to protect confidential information that we receive or have access to, our security measures could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers and investors and our business and operations could be adversely affected.

Any significant disruption in service on our platform or in our computer systems, including events beyond our control, could prevent us from processing or posting payments on loans, reduce the attractiveness of our marketplace and result in a loss of borrowers or investors.

In the event of a system outage and physical data loss, our ability to perform our obligations and conduct our business would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our customers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from conducting our business, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers and investors to abandon our company, any of which could adversely affect our business, financial condition and results of operations.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of Mr. Rodriguez, our President and Chief Executive Officer, and Chief Financial Officer, and Mr. Young, our Chairman of the Board and Treasurer. Competition for these employees is intense and we may not be able to attract and retain key personnel. We do not maintain any “key man” or other related insurance. The loss of the service of Mr. Rodriguez or Mr. Young, or the inability to attract additional qualified personnel as needed, could materially harm our business.

We have incurred, and will continue to incur, increased costs as a result of being a public reporting company.

On June 20, 2017, we became a public reporting company. As a public reporting company, we incur significant legal, accounting and other expenses that we did not incur as a non-reporting company, including costs associated with our SEC reporting requirements. We expect that the additional reporting and other obligations imposed on us under the Exchange Act, will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. Management estimates that compliance with the Exchange Act reporting requirements as a reporting company will cost in excess of $75,000 annually. Given our current financial resources, these additional compliance costs could have a material adverse impact on our financial position and ability to achieve profitable results. These increased costs will require us to divert money that we could otherwise use to expand our business and achieve our strategic objectives.

Our industry is highly competitive.

We operate in a highly competitive industry. We face competition from much larger and more established commercial energy efficiency & conservation companies (i.e. Schneider Electric, Johnson Controls, Honeywell, Sempra Energy) that have or may have greater capital and other resources than us. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. These alternatives may influence customers’ desire to subscribe to our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new customers we are able to originate; increased competition could also result in increased customer acquisition costs and higher attrition or customer default rates that could negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which customers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

Pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows.

We rely on long-term contractual obligations of customers and customer attrition can have a material adverse effect on our results.

Like many businesses, our business is subject to macroeconomic and demographic factors that may negatively impact the results of operations. For example, an economic recession, regardless of severity, could adversely affect our customers’ ability to honor their payment obligations, or worse, may force them into bankruptcy. Moreover, potential problems with the quality of our products or services, unfavorable publicity, and preference for lower pricing/cost models of similar products or services offered by our competitors may increase customer attrition. As a result of all these factors, we may fail to retain our customers for a sufficient period of time to be profitable, meaning the financial condition of our business and cash flows could be materially and adversely affected.

In addition, we amortize or depreciate our capitalized customer acquisition costs based on the estimated life of the customer relationship. If attrition rates rise significantly, we may be required to accelerate the amortization of expenses or the depreciation of assets related to such customers or to impair such assets, which could adversely impact our reported GAAP financial results.

Litigation, complaints or adverse publicity could negatively impact our business, financial condition and results of operations.

From time to time, we engage in the defense of, and may in the future be subject to, certain investigations, claims and lawsuits arising in the ordinary course of our business. Any resulting actions or negative customer sentiment or publicity could reduce the volume of our new customer originations or increase attrition of existing customers. Any of the foregoing may materially and adversely affect our business, financial condition, cash flows or results of operations.

We are highly dependent on our ability to attract, train, and retain an effective sales force and other key personnel.

Our business is highly dependent on our ability to attract, train and retain an effective sales force, for both full time employee positions and independent contractor opportunities. In addition, because sales representatives become more productive as they gain experience, retaining those individuals is very important for our success. If we are unable to attract, train and retain an effective sales force, our business, financial condition, cash flows or results of operations could be adversely affected. In addition, our business is dependent on our ability to attract and retain other key personnel in other critical areas of our business. If we are unable to attract and retain key personnel in our business, it could adversely affect our business, financial condition, cash flows and results of operations.

We must successfully upgrade and maintain our information technology systems.

We rely on various information technology systems such as our proprietary CIS system to manage our operations. There are inherent costs and risks associated with maintaining, modifying and/or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate our systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

Privacy and data protection laws, privacy or data breaches, or the loss of data could have a material adverse effect on our business.

In the course of our operations, we gather, process, transmit and store customer information, including personal, payment, credit, utility usage and other confidential and private information. We use some of this information for operational, forecasting, risk management and marketing purposes in accordance with our privacy and data protection policies. We also rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of such information.

Our collection, retention, transfer and use of this information are regulated by privacy and data protection laws and regulations, industry standards and protocols. Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws and regulations) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. Our failure to comply with any of these laws, regulations, standards or protocols could result in a loss of customer data, fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of customer data. In addition, our failure to comply with any of these laws, regulations, standards or protocols could result in a material adverse effect on our reputation, customer attrition, new customer origination, financial condition, cash flows or results of operations.

Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, to capture or alter various types of information relating to customers, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and web sites. Unauthorized intrusion into the portions of our systems and data storage devices that process and store customer confidential and private information, or the loss of such information, may result in negative consequences. In addition, third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Moreover, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. Any such compromises or breaches to the systems or loss of data, whether by us, our partners and vendors, or other third parties or as a result of employee error or malfeasance or otherwise, could cause interruptions in operations and damage to our reputation, subject us to costs and liabilities and materially and adversely affect sales, revenues and profits, which in turn could have a material adverse impact on our business, financial condition, cash flows or results of operations.

We are subject to payment related risks.

We accept payments using a variety of methods, including credit card, debit card, direct debit from customer’s bank account, and consumer invoicing. For existing and future payment options, we offer to our customers, we may become subject to additional regulations, compliance requirements, and fraudulent attacks. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards, and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “—Privacy and data protection laws, privacy or data breaches, or the loss of data could have a material adverse effect on our business.”

We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

Our business is subject to a variety of laws, regulations and licensing requirements and may become subject to additional such requirements in the future. Although we believe we are in material compliance with all applicable laws, regulations, and licensing requirements, in the event that these laws, regulations or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Our failure to comply with such laws, regulations or licensing requirements as may be in effect from time to time could have a material adverse effect on us. If we expand the scope of our products or services, or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.

Our business operates in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of energy and natural gas. We will need to continually adapt to these changes. Any such change in governmental regulations and legislation could negatively impact our financial operations.

Increased adoption of laws purporting to characterize certain charges in our customer contracts as unlawful, may adversely affect our operations.

If customers’ cancel prior to the end of the initial term of the contract, other than in accordance with the contract, we may, under the terms of the customer contract, charge the customer the amount that would have been paid over the remaining term of the contract. Several states have adopted, or are considering adopting, laws restricting the charges that can be imposed upon contract cancellation prior to the end of the initial contract term. Such initiatives could negatively impact our business and have a material adverse effect on our business, financial condition, cash flows or results of operations. Adverse rulings regarding these matters could increase legal exposure to customers against whom such charges have been imposed and the risk that certain customers may seek to recover such charges from us through litigation or otherwise. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business, financial condition, cash flows or results of operations.

The technology we employ may become obsolete, which could require significant capital expenditures.

Our industry is subject to continual technological innovation. Our products and services interact with the hardware and software technology of systems and devices located at our customers’ properties. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, customer preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. It is also possible that one or more of our competitors could develop a significant technical advantage that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or customer preferences in a timely manner could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our future operating and financial results are uncertain.

We have a limited operating history and we are unable to predict our future performance. Our future performance and operating results depend on, among other things: (i) our ability to procure a scalable funding solution with respect to project financing for our Zero Cost customer contracts, (ii) our ability to acquire new customers, including our ability to scale the number of new customers generated through inside sales and other channels; (iii) our ability to successfully develop and market new and innovative products and services; (iv) the level of product, service and price competition; (v) the degree of saturation in, and our ability to further penetrate, existing markets; (vi) our ability to manage growth, revenues, origination or acquisition costs of new customers and attrition rates, the cost of servicing our existing customers and general and administrative costs; and (vii) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.

Our business is subject to macroeconomic, microeconomic and demographic factors that may negatively impact our results of operations.

Our business is generally dependent on national, regional and local economic conditions. Historically, both the U.S. and worldwide economies have experienced cyclical economic downturns, some of which have been prolonged and severe. These economic downturns have generally coincided with, and contributed to, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions and concerns result in a decline in business and consumer confidence and increased unemployment.

We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific markets where our customers are located.

Our inside sales channel depends on third parties and other sources that we do not control to generate leads that we then convert into customers. If our third- party partners and lead generators are not successful in generating leads for our inside sales channel, if the quality of those leads deteriorates, or if we are unable to generate leads through other sources that are cost effective and successfully convert into customers, it could have a material adverse effect on our financial condition, cash flows or and results of operations.

Also, our customers consist largely of business owners and small commercial enterprises, who are subject to economic, credit, financial and other risks, as applicable. These risks could materially and adversely affect a customer’s ability to make required payments to us on a timely basis. Any such decrease or delay in customer payments may have a material adverse effect on us. As a result of financial distress, customers may apply for relief under bankruptcy and other laws relating to creditors’ rights. In addition, customers may be subject to involuntary application of such bankruptcy and other laws relating to creditors’ rights. The bankruptcy of a customer could adversely affect our ability to collect payments, to protect our rights, and otherwise realize the value of our contract with the customer. This may occur as a result of, among other things, application of the automatic stay, delays and uncertainty in the bankruptcy process and potential rejection of such customer contracts. Our customers’ inability to pay, whether as a result of economic or credit issues, bankruptcy or otherwise, could have a material adverse effect on our financial condition, cash flows or and results of operations.

We depend on a limited number of suppliers to provide our products and services. Our product suppliers, in turn, rely on a limited number of suppliers to provide significant components and materials used in our products. A change in our existing preferred supply arrangements or a material interruption in supply of products or third-party services could increase our costs or prevent or limit our ability to accept and fill orders for our products and services.

We source and purchase important components of our energy conservation solutions from a myriad of different suppliers and manufacturers. Should such suppliers cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements, or should they choose not to do business with us, we may be required to locate alternative suppliers. In addition, any financial or other difficulties our suppliers face may have negative effects on our business. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of respective materials and/or equipment on favorable terms, if at all. If any of these suppliers cease to or are unable to provide components and materials in sufficient quantity and of the requisite quality, and if there are not adequate alternative sources of supply, we could experience significant delays in the supply of equipment. Any such delay in the supply of equipment of the requisite quality could adversely affect our ability to originate and/or on-board customers in a timely manner. This would result in delays in or loss of future revenues and could have a material adverse effect on our business, financial condition, cash flows or results of operations. Also, if previously installed components and materials were found to be defective, we might not be able to recover the costs associated with the recall, repair or replacement of such products, across our installed customer base, and the diversion of personnel and other resources to address such issues could have a material adverse effect on our financial condition, cash flows or results of operations.

We rely on certain third-party providers of licensed software and services integral to the operations of our business.

Certain aspects of the operation of our business depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party software or services vendors are not renewed or the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers. Furthermore, even if we obtain licenses to alternative software or services that provide the functionality we need, we may be required to replace hardware installed at our customers’ businesses, including peripherals, to affect our integration of or migration to alternative software products. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.

We are highly dependent on the proper and efficient functioning of our computer, data back-up, information technology, wireless networks and processing systems, platform and monitoring systems.

Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer systems, information technology systems, data-processing systems, and our own internal intellectual property including but not limited to CRM, ERP and energy risk management software platforms. Although we depend on redundant central monitoring facilities, back-up computer and power systems and disaster recovery tests, if there is a catastrophic event, natural disaster, security breach, negligent or intentional act by an employee or other extraordinary event, we may be unable to provide our customers with uninterrupted services. Furthermore, because computer and data back-up and processing systems are susceptible to malfunctions and interruptions, we cannot guarantee that we will not experience service failures in the future. A significant or large-scale malfunction or interruption of any computer or data back- up and processing system could adversely affect our ability to keep our operations running efficiently and respond to alarm system signals. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

Currently, none of our employees are represented by a union. Attempts may be made to organize all or part of our employee base. As we continue to grow, and enter different regions, unions may make further attempts to organize all or part of our employee base. If some or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and result in increased legal and other professional fees; and, potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

Our business is subject to a variety of employment laws and regulations and may become subject to additional such requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirements, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Our failure to comply with applicable employment laws and regulations and related legal actions against us, may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.

Product or service defects or shortfalls in customer service could have an adverse effect on us.

Our inability to provide products, services or customer service in a timely manner or defects with our products or services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation and subject us to claims or litigation. In addition, our inability to meet customers’ expectations with respect to our products, services or customer service could increase attrition rates or affect our ability to generate new customers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses

The nature of the products and services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If customers believe that they incurred losses as a result of our action or inaction, the customers (or their insurers) have and could in the future bring claims against us. Although our service contracts contain provisions limiting our liability for such claims, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. See “—We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses.” Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the U.S. or elsewhere, could disrupt our operations, disrupt the operations of suppliers or have an adverse effect on our customers’ operations or impact their ability to continue to make respective service payments, or could result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to customers on a timely basis. Any such disruption could damage our reputation and cause customer attrition. We could be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.

We are required, from time to time, to place our employees and technicians at our customers’ properties to install products or provide services, which could give rise to claims against us .

If we fail to properly install our products or provide our services to any of our customers, we could damage or cause a material adverse change to a customer’s premise, equipment and/or property, which could give rise to claims against us. This could include, but not be limited to any of the following; possible claims of errors and omissions based on the alleged actions of our personnel, including harassment, theft of client property, criminal activity and other claims. Furthermore, we may be exposed to risks associated with product liability claims in the event that the use or installation of our products and services results in injury or damage, and we may have limited insurance coverage to protect against such claims. As a distributor of multiple product lines, the Company faces an inherent risk of exposure to product liability claims or class action suits in the event that the use of the certain products we sell or install results in injury or damage. The risk of any such claims arising against the Company may contribute to the loss of customers and have a negative impact on the business and/or results of operations.

We generally rely on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, our customers .

Any utility infrastructure failure could negatively impact our customer satisfaction, our operation, our financial operation and/or could have an overall general material negative impact on its business and results of operations.

Our conservation products have not been sold on a focused basis to a mass market audience (small and mid-commercial entities) before, and it is not certain whether they will be accepted by the market .

If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer.

Regarding operations as an REP; revenues and results of operations may be negatively impacted by price volatility in market prices for power, natural gas prices, and/or decreases in market heat rates .

Profits from our operation depend largely on market prices for energy and natural gas and prevailing retail energy and natural gas rates. Market prices may fluctuate substantially over relatively short periods of time and demand for energy and natural gas can fluctuate dramatically. Also, at times, there may be political pressure, or pressure from regulatory authorities to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets. Wholesale energy prices also correlate with market heat rates (a measure of efficiency of the marginal price-setting generator of energy), which could be diminished if demand for energy decreased or if additional generation facilities are built in areas where we operate. All of these various drivers could have adverse effects on profits, revenues and operating margins for REP’s.

Our assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

As an REP, we cannot always fully hedge for our retail obligations (energy risk), when there are changes in natural gas prices or market heat rates because of the size of its position relative to market liquidity. To the extent that our REP has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact the results of our operation and financial position, either favorably or unfavorably. To manage our financial exposure related to commodity price fluctuations, we will routinely enter into contracts to hedge portions of purchase and sale commitments within established risk management guidelines. Although we plan to devote a considerable amount of time and effort to the establishment of risk management procedures, as well as the ongoing review of the implementation of these procedures, the procedures in place may not always function as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, we cannot precisely predict the impact that risk management decisions may have on our businesses, results of operations or financial position.

To the extent that an REP engages in hedging and risk management activities, we are exposed to the risk that counterparties that owe us money, energy or other commodities as a result of market transactions will not perform their obligations.

Should the counterparties to hedging and risk management contracts fail to perform, we may be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, we may incur losses in addition to amounts, if any, already paid to the counterparties.

Risks Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our security holders to resell their shares.

Our Common Stock is currently quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our Common Stock.

Our Common Stock price is likely to be highly volatile because of several factors, including a limited public float, and you may not be able to sell your shares for more than what you paid.

The market price of our Common Stock has been volatile in the past and the market price of our Common Stock is likely to be highly volatile in the future. You may not be able to resell shares of our Common Stock following periods of volatility because of the market’s adverse reaction to volatility, and you may not be able to sell your shares at or above the price you paid for them.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;
●	the absence of securities analysts covering us and distributing research and recommendations about us;
●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;
●	overall stock market fluctuations;
●	announcements concerning our business or those of our competitors;
●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	conditions or trends in the industry;
●	litigation;
●	changes in market valuations of other similar companies;
●	future sales of Common Stock;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our Common Stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock, regardless of our actual operating performance.

Our Common Stock is thinly traded.

Although our Common Stock trades on the OTCQB, there is limited trading in our Common Stock in the over-the-counter market. Such thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and that are actively traded on an exchange. Thus, we cannot assure investors that there will at any time in the future be an active trading market for our Common Stock. Our stock is not listed on a stock exchange and we currently do not intend to seek listing on an exchange. Even if we successfully list the Common Stock on a stock exchange, we nevertheless could not assure shareholders that an organized public market for our Common Stock would develop. Investors should purchase shares for long- term investment only and should purchase our securities if and only if they are capable of making and are seeking to make a long-term investment in the Company.

Our Common Stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our Common Stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Because we have a per-share price below $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker- dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our Common Stock will cease to be classified as a “penny stock” in the future.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

Our securities are traded on the OTCQB, which may not provide as much liquidity for our investors as more recognized senior exchanges such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCQB. The OTC Markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. Quotes for stocks included on the OTC Markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers (but not us) an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our principal executive officer or principal financial officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Our officers and directors have voting control, which will limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2017, our officers and directors beneficially owned an aggregate of 377,152,650 of our Class A Common Stock and 10,000,000 shares, or 100.0%, of our Class B common stock. Each share of our Common Stock has one vote per share, and each share of our Class B common stock has 200 votes per share. Accordingly, our officers and directors control a majority (82%) of our voting power and therefore are able to control all matters submitted to our stockholders for approval. Our officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Common Stock.

As board members, each of Messrs. Rodriguez and Young owes a fiduciary duty to our stockholders and must act in good faith and in a manner, he reasonably believes to be in the best interests of our stockholders. As stockholders, each of Messrs. Rodriguez and Young is entitled to vote his shares in his own interest, which may not always be in the interests of our stockholders generally.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non- affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 973,105,369 shares of our Common Stock outstanding as of December 31, 2017, approximately 628,078,000 shares are tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

Provisions of our amended and restated articles of incorporation, as amended, and amended and restated bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our amended and restated articles of incorporation, as amended, and our amended and restated bylaws may be deemed to have anti-takeover effects, which include a prohibition on cumulative voting, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti-takeover effects which include prohibiting an interested stockholder from entering into a combination with the Company unless certain conditions are met. Further, our amended and restated articles of incorporation, as amended, authorize the issuance of up to 40,000,000 shares of preferred stock, of which 2,000,000 have been designated as Series A preferred stock, with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

	●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

	●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

4	●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

	●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of our securities may be more volatile.

Other Risks

There are other unidentified risks.

The risks set forth above are not a complete list of the risks facing our potential investors. We acknowledge that there may exist significant risks yet to be recognized or encountered to which we may not be able to effectively respond. There can be no assurance that we will succeed in addressing these risks or future potential risks, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved staff comments

None.

Item 2. Properties.

We lease approximately 1,000 sq. ft. of office space at 7700 Windrose Ave #G300, Plano Texas 75024 pursuant to a lease agreement. Monthly rent for this space is approximately $1,350.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Mine and safety disclosure.

Not applicable.

Part II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.

Our Common Stock is currently quoted on the OTCQB tier of the OTC Markets Group under the symbol “ZNGY”. The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our Common Stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2016	Low	High
Quarter Ended March 31, 2016	$0.0020	$0.0391
Quarter Ended June 30, 2016	$0.0248	$0.0550
Quarter Ended September 30, 2016	$0.0201	$0.0403
Quarter Ended December 31, 2016	$0.0225	$0.0300
2017
Quarter Ended March 31, 2017	$0.0230	$0.0400
Quarter Ended June 30, 2017	$0.0280	$0.0310
Quarter Ended September 30, 2017	$0.0201	$0.0220
Quarter Ended December 31, 2017	$0.0040	$0.0058

Holders of Common Stock

As of December 31, 2017, 973,105,369 shares of our Common Stock were issued and outstanding and held by approximately 102 holders of record. As of this same date, 10,000,000 shares of our Class B common stock, and 500,000 of our Series A preferred shares were issued and outstanding.

The following table sets forth the number of shares of Common Stock subject to outstanding warrants and underlying convertible promissory notes.

The table sets forth the number of shares of Common Stock subject to outstanding warrants and underlying convertible promissory notes.

	December 31, 2017	December 31, 2016
Convertible promissory notes	299,860,000	25,000,000
Related party convertible promissory notes	56,333,333	64,333,333
Related party warrants	32,166,667	32,166,667
Warrants	27,161,000	10,000,000
Dilutive shares outstanding	415,521,000	131,500,000

Dividends

We have never declared or paid dividends on our Common Stock. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2017, the Board of Directors approved and a written consent of a majority of the shareholders ratified the Company’s 2017 Equity Incentive Plan which provides for stock options, grants and other stock incentives to officers, directors, consultants and employees. The Board has granted options totaling of 8,400,000 incentive stock options to employees of the Company at an exercise price of $0.02 per share. The options vest 50% at the one-year anniversary of the grant with the balance vesting at the second anniversary of the grant. Additionally, the Company granted 15,000,000 shares of class A common stock to its Chief Compliance Officer at an exercise price at par value $0.001 per share). There has been no stock options issued as of December 31, 2017.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Item 6. Selected financial data

Not applicable.

Item 7. Management discussion and analysis of financial condition and results of operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto and consolidated financial statements and the notes to those financial statements that are included elsewhere in this prospectus.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We plan to organically grow our business operations via the acquisition of Zero Cost customers and the sales of electricity services to commercial, industrial and municipal end-use customers. Furthermore, we plan to continue to work towards fulfilment of the conditions precedent to complete our planned acquisition of Enertrade as discussed in this report. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will ultimately be successful. Our growth strategy is largely dependent on our ability to secure project financing for the Zero Cost contracts currently in our pipeline and develop synergies with that business following the completion of our plans to engage in the sale of electric energy to retail customers in Texas by acquiring Enertrade. As is typically the case involving products and service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our products and planned service offerings primarily depends on consumer interest and acceptance. In general, achieving market acceptance for our products and planned energy utility services will require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers and clients. Furthermore, the completion of the acquisition of Enertrade is dependent on our ability to raise the funds we need to complete the purchase and complete the conditions to closing discussed below. For these reasons and our limited operating history, we cannot currently predict our future revenues or expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year December 31, 2016

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this registration statement. The results discussed below are for the years ended December 31, 2017 and 2016. For comparative purposes, we are comparing the year ended December 31, 2017, to the year ended December 31, 2016.

Revenue. Total revenue was $86,466 for the year ended December 31, 2017 compared to $5,051 for the year ended December 31, 2016. The increase is primarily a result of the Company’s soft launch of its zero cost sales program during the fourth quarter of 2017.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the year ended December 31, 2017 of $78,750 compared to $20,431 for the year ended December 31, 2016. The increase is a result of increases in our sales of the zero cost program. The cost of goods sold for the year ended December 31, 2017 primarily consisted of equipment for the zero cost program, as opposed to the year ended December 31, 2015, which was primarily for equipment for residential home automation. Our gross profit for the year ended December 31, 2017 was $7,716 compared to a gross loss of $15,380 for the year ended December 31, 2017.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $2,530,393 and $1,522,183 for the years ended December 31, 2017 and 2016, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our product and service offering and ramping up our sales efforts, consisting primarily of increases in salary and wages of approximately $86,560, contractor and consulting expense of $509,000, legal and professional expenses of $195,000, rent of $85,000, insurance of $29,000, and information technology expenses of $30,000.

Net loss. Net loss were $3,303,121 and $1,771,738 for the years ended December 31, 2017 and 2016, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. We expect continued loss from operations for the foreseeable future as we ramp up our sales efforts in our existing business.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,154,380 as of December 31, 2017 compared to a working capital deficit of $529,476 as of December 31, 2016 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $83,990 offset by current liabilities of $2,238,370 as of December 31, 2017 and total current assets of $92,460 offset by current liabilities of $621,936 as of December 31, 2016.

Net cash flow used in operating activities was $2,022,666 for the year ended December 31, 2017 as compared to net cash flows used in operating activities of $1,205,814 for the year ended December 31, 2016. The decrease is primarily a result of the net loss associated with the launch of our current business. Net cash flow used in investing activities was $152,594 the year ended December 31, 2017 as compared to $66,710 for the year ended December 31, 2016.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash provided by financing activities was $2,151,399 for the year ended December 31, 2017 as compared to $1,324,234 for the year ended December 31, 2016. During the year ended December 31, 2017, we received $478,899 from the sale of common stock, $125,000 from the sale of preferred stock, $1,509,500 from proceeds from convertible promissory notes.

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

Going Concern

The accompanying audited financial statements for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of $3,303,121 for the year ended December 31, 2017, and $1,771,738 for the year ended December 31, 2016, and an accumulated deficit of $5,632,011 as of December 31, 2017.

The Company had a working capital deficit of $2,154,380 and negative cash flow from continuing operating activity of $2,022,666 at December 31, 2017. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next twelve months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at December 31, 2017 and December 31, 2016 were $27,849 and $51,711, respectively.

Sales-type Leasing and Related Revenue Recognition - The Company installs and leases energy equipment to its customer under a Managed Energy Services Agreement “(MESA”). The Company typically transfers ownership of the equipment to its customers at the end of the lease. The investment in these projects is recorded as an investment on sales-type leases in accordance with Financial Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases”, and its various amendments and interpretations. The Company finances energy efficiency projects. The sales and cost of sales are recognized upon completion of the installation of equipment. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income ad estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payment consists of the gross lease payments net of executory costs, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the project completion date, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of liquidity will consist of any, or all, of the following: 1) proceeds from potential equity financing, 2) revenue generated from our operations, and 3) additional debt borrowings. While we are presently generating revenue and we anticipate our revenue will continue to increase.

On a long-term basis, our ability to ultimately achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully continue to develop our products and our ability to generate revenues.

Item 7A. Quantitative and qualitative disclosures about market risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial statements and supplemental data

ZENERGY BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

MONTGOMERY COSCIA GREILICH LLP

972.748.0300 p

972.748.0700 f

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zenergy Brands, Inc.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Zenergy Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenergy Brands, Inc. and Subsidiaries as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“United States”) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluation the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are describe in Note 3. The consolidated financial statements do not include any adjustments to reflect the outcome of this uncertainty and transaction. Our opinion is not modified with respect to these matters.

MONTGOMERY COSCIA GREILICH LLP

We have served as the Company’s auditor since 2016 Plano, Texas

April 9, 2018

ZENERGY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$27,849	$51,711
Current portion of financing receivables, net	7,971	-
Related party receivable	10,578	-
Other assets	3,526	-
Prepaid expenses	34,066	40,749
Total current assets	83,990	92,460
Long-tem assets
Financing receivables, net	54,378	-
Other long-term assets	10,631	-
Total long-term assets	65,009	-
Fixed Assets
Software	156,955	66,710
Less: Amortization	(11,072)	-
Total fixed assets	145,883	66,710
Total assets	$294,882	$159,170

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$389,520	$111,207
Related party accounts payable	60,312	-
Accrued interest	133,519	20,382
Accrued payroll	353,793	212,000
Deferred revenue	520	-
Other current liabilities	21,579	15,005
Subscription liabilities	44,000	75,000
Related party convertible promissory note, net	169,000	188,342
Notes payable	19,464	-
Convertible promissory notes, net	1,046,663	-
Total current liabilities	2,238,370	621,936
Long-term Liabilities
Deferred revenue	3,743	-
Convertible promissory note, net	-	233,836
Total long-term liabilities	3,743	233,836
Total Liabilities	2,242,113	855,772
Minority interest in subsidiary	-	-

Mezzanine Equity
Beneficial conversion feature	693,076	413,231
Warrants	81,530	80,892
Total Mezzanine equity	774,606	494,123

Shareholders’ deficit
Class A Common stock par value $.001, 4,200,000,000 shares authorized, 973,105,369 and 853,262,525 issued and outstanding, respectively	973,105	853,262
Class B Common stock par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 500,000 and 0, respectively issued and outstanding	500	-
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	1,926,569	274,903
Accumulated deficit	(5,632,011)	(2,328,890)
Total shareholders’ deficit	(2,721,837)	(1,190,725)
Total liabilities & shareholders’ deficit	$294,882	$159,170

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31 2017	December 31 2016

Revenue	$86,466	$5,051

Cost of goods sold	78,750	20,431

Gross profit (loss)	7,716	(15,380)

Operating expenses
Selling, general and administrative expenses	2,530,393	1,522,183
Amortization expense	11,072	-
Total Operating Expense	2,541,465	1,522,183
Operating loss	(2,533,749)	(1,537,563)

Other income (expense)
Interest income	1,263	-
Loss on extinguishment of debt	(30,667)	-
Interest expense	(739,968)	(234,175)
Total other expense	(769,372)	(234,175)

Net loss	$(3,303,121)	$(1,771,738)

Per share information:
Net loss per share - basic	$(0.005)	$(0.003)

Weighted average shares outstanding - basic	666,831,273	605,975,340

Weighted average shares outstanding - diluted	1,074,352,373	727,142,007

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Accumulated	Additional Paid-in-
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Capital	Total

December 31, 2015	540,552,127	$540,552	-	$-	-	$-	$(557,152)	$(309,121)	$(325,721)

Net Loss	-	-	-	-	-	-	(1,771,738)	-	(1,771,738)

Common stock issued for service	2,368,300	2,368	-	-	-	-	-	40,132	42,500

Conversion of notes payable	27,588,888	27,589	-	-	-	-	-	149,411	177,000

Stock issued	282,753,210	282,753	10,000,000	10,000	-	-	-	394,481	687,234

December 31, 2016	853,262,525	$853,262	10,000,000	$10,000	-	$-	$(2,328,890)	$274,903	$(1,190,725)

Net Loss	-	-	-	-	-	-	(3,303,121)	-	(3,303,121)

Conversion of warrants	919,091	919					-	(919)	-

Conversion of notes payable	38,053,031	38,053	-	-	-	-	-	103,197	141,250

Conversion of mezzanine equity	-	-	-	-	-	-	-	858,350	858,350

Class A common stock issued	68,514,143	68,514	-	-	-	-	-	410,385	478,899

Series A preferred stock issued	-	-	-	-	500,000	500	-	124,500	125,000

Common stock issued for service and fees	12,356,579	12,357	-	-	-	-	-	156,153	168,510

December 31, 2017	973,105,369	$973,105	10,000,000	$10,000	500,000	$500	$(5,632,011)	$1,926,569	$(2,721,837)

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2017	December 31, 2016

OPERATING ACTIVITIES
Net Loss	$(3,303,121)	$(1,771,738)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	514,866	212,877
Amortization of software	11,072	-
Compensation and fees paid in stock	168,510	42,500
Loss on extinguishment of debt	30,667	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,157	(40,750)
Related party receivable	(10,578)	-
Other long-term assets	(10,631)	-
Accounts payable and other current liabilities	253,887	126,212
Accounts payable related party	60,312	-
Accrued interest	113,137	13,085
Accrued payroll	141,793	212,000
Deferred revenue	4,263	-
Net cash used in provided in operating activities	(2,022,666)	(1,205,814)

INVESTING ACTIVITIES
Financing receivable extended	(63,440)	-
Financing receivable principal received	1,091	-
Software	(90,245)	(66,710)
Net cash used in investing activities	(152,594)	(66,710)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	125,000	-
Proceeds from issuance of common stock	478,899	687,234
Proceeds from issuance of stock subscription	24,000	75,000
Proceeds from sale of minority interest	20,000	-
Proceeds from notes payable	40,000	-
Proceeds from convertible promissory notes	1,509,500	500,000
Pay down of convertible promissory notes	(46,000)	-
Proceeds from related party convertible promissory notes	-	62,000
Net cash provided by financing activities	2,151,399	1,324,234

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$51,710	$-
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$27,849	$51,710

Supplemental disclosure of non cash transactions
Conversion of notes payable and interest to common stock	$141,250	$122,500
Cash paid for interest expense	$2,130	$1,179

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

1. Organization – Nature of Operations

Zenergy Brands, Inc. (the “Company”, (“Zenergy”) or (“ZNGY”) was incorporated under the laws of the State of Nevada on July 28, 1999. As part of our rebranding and marketing efforts focused on our energy and smart controls business, our board of directors unanimously approved on October 18, 2017 the change of our corporate name to Zenergy Brands, Inc. from The Chron Organization, Inc. (“CHRO”)

Zenergy Brands, Inc. a business-to-business company, whose business platform is a combined offering of energy services and smart controls. Our business model is based upon the belief that these two aspects, combined with an ever-increasing commercial demand for more sustainable business practices will continue to be burgeoning trends. Historically, services such as electricity and natural gas have been provided by monopoly based companies; these legacy entities are in the business of selling commodity and related services and naturally, selling as much of these (kilo-watt-hours of electricity and thermal units of natural gas) as possible. However, the growing demand from commercial and municipal entities for responsible energy, more control and transparency, and overall sustainability, have proven to be at odds with the mission of these legacy entities. Zenergy offers a unique value proposition to commercial, industrial, and municipal customers whereby we offer a means to reduce their utility expenses anywhere from 20% up to 60% through energy-efficient and smart control products and services.

2. Summary of Significant Accounting Policies

Principals of Consolidation – The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries Zen Technologies, Inc. and Zen Power & Gas, Inc., All significant intercompany transactions and balances have been eliminated.

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

Prepaid Expenses – As of December 31, 2017 and December 31, 2016 prepaid expenses totaled $34,066 and $28,750, respectively. The balance of prepaid expenses consists of business insurance and rent related expenses.

Fair Value of Financial Instruments - The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts receivable, financed receivables, prepaid and other current assets, and accounts payable and accrued expenses approximate the carrying amounts due to the relatively short maturity of these instruments. The carrying value of short- and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016

Related party convertible promissory notes	56,333,333	64,333,333
Related Party Warrants	32,166,667	32,166,667
Convertible promissory notes	299,860,000	25,000,000
Warrants	27,161,000	10,000,000
Diluted shares outstanding	415,521,000	131,500,000

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At December 31, 2017 and December 31, 2016, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

Sales-type Leasing and Related Revenue Recognition - The Company installs and leases energy equipment to its customer under a Managed Energy Services Agreement (“MESA”). The Company typically transfers ownership of the equipment to its customers at the end of the lease through a purchase option. The investment in these projects is recorded as an investment on sales-type leases in accordance with Financial Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases”, and its various amendments and interpretations. The Company finances energy efficiency projects. The sales and cost of sales are recognized upon completion of the installation of equipment. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payment consists of the gross lease payments net of executory costs, if any. While revenue is recognized at the project completion date, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

Financing Receivables – Finance receivables are receivables that the Company has the intent and ability to hold for the foreseeable future or until maturity, or receivables associated with an on-balance sheet securitization classified as secured financing. The financing receivables are reported at the principal amount outstanding, net of deferred interest and offset to deferred revenue. The Company manages the economic risks exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting the servicing and collection activities. The deferred revenue is amortized over the contractual life of the related finance receivable in accordance with FASB ASC 842. Finance receivables are classified as either short-term or long-term assets.

Software Development Costs – The Company capitalizes certain expenditures to the development of its software application. Capitalization begins when technological feasibility is established. Capitalized costs are amortized over six (6) years using the straight-line method over the estimated useful life of the developed product.

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

3. Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 as of the required effective date of December 31, 2016. The Company performed a working capital analysis as of December 31, 2017 and 2016 to determine whether or not this disclosure was appropriate and included the additional disclosure in Note 3 – Going Concern.

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the years ended December 31, 2017 and 2016 as discussed in Note 3 – Going Concern.

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the years ended December 31, 2017, and 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $3,303,121 and $1,771,738 for the years ended December 31, 2017 and 2016, respectively, and an accumulated deficit of $5,632,011 and $2,328,890 for the years ended December 31, 2017, and 2016, respectively. At December 31, 2017, and 2016, the Company had a working capital deficit of $2,154,380 and $529,476, respectively, and negative cash flow from continuing operating activity of $2,022,666 and $1,205,814, respectively, for the years ended December 31, 2017, and 2016.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2018 fiscal year, the Company intends to continue its efforts to raise funds to support its efforts through the sale of equity and/or debt securities.

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

4. Finance Receivables

Finance receivables include sales-type leases arising from the Master Energy Sales Agreements (“MESA”) that the Company enters into with its customers. The receivables are collateralized by a security interest in the underlying assets. Finance receivables, net are related to the sales-type leases under ASC 842 (“Leases”), and are as follows at December 31, 2017:

Gross receivable sales	$91,544
Deferred implied interest*	(29,196)
Finance receivables, net	62,349
Less current portion of finance receivables, net	(7,971)
Finance receivables due after one year	$54,378

Contractual maturities of our gross finance receivables as of December 31, 2017 were as follows:

2018	2019	2020	2021	2022	2023	2024
$13,038	$14,131	$14,131	$13,346	$13,346	$11,776	$11,776

* The deferred interest was calculated using an implied interest rate of 12%.

5. Notes Payable

On March 29, 2017, the Company entered into a promissory note agreement (the “March 2017 Promissory Note”) with a third-party in the amount of $40,000. The promissory note carries an interest rate of 10% per annum and had an original maturity date of May 15, 2017. The principal balance of the Note Payable at December 31, 2017 was $40,000, and accrued interest was $3,036. As additional consideration for entering into the Note, the Company issued to the third-party note holder a warrant for the purchase of 1,000,000 shares of common stock in the Company, exercisable at two cents ($0.02) per share for a period of one year from the date of issue. The note maturity was extended to May 15, 2018 and additional warrants were issued allowing the holder to purchase an additional eight million (8,000,000) shares of the Company’s common stock. Terms of the warrant options are the same terms as the original warrant issued with the March 29, 2017 Note.

The Company determined the fair value of the warrants which resulted in a debt discount of $31,347 which was recorded as a reduction in carrying value of the March 2017 Promissory Note and offset in mezzanine equity. The balance of the debt discount for the warrants issued at December 31, 2017 was $20,536.

6. Related Party Convertible Promissory Note

As of December 31, 2017 and December 31, 2016, the Company had an outstanding related party convertible promissory note of $169,000 and $193,000, respectively, with a maximum availability of $200,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at December 31, 2017, and 2016 was $169,000 and $193,000, respectively, and accrued interest was $8,021 and $6,799, respectively, and is due on December 31, 2018 at which time all unpaid principal and interest is due. During the twelve months ended December 31, 2017, the holder converted $24,000 of debt into 666,666 shares of Class A Common Stock. The effective interest rate at December 31, 2017 was 114%.

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

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,660 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2017 and 2016 a charge to debt discount in the amount of $1,986 and $143,011, respectively and was expensed as interest expense. At December 31, 2017, and 2016, the debt discount was $0 and $1,986, respectively.

In connection with the Related Party Convertible Promissory Note, the holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At December 31, 2017 and 2016 the debt discount was $0 and $2,672, respectively.

Related Party Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Related Party Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Notes as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Related Party 2015 Convertible Promissory Note	$169,000	$193,000
Debt discount – BCF	-	(1,986)
Debt discount – Warrants	-	(2,672)
Total net carrying value	$169,000	$188,342

7. Convertible Promissory Notes and Warrants

Ziegler September 2016 Convertible Promissory Note

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matures on September 5, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, and 2016 the outstanding principal was $300,000. The accrued interest balance at December 31 2017, and 2016 was $39,534 and $14,795, respectively. The effective interest rate at December 31, 2017 was 90%.

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

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $80,171 and $25,621 was expensed through interest expense during the twelve months ended December 31, 2017, and 2016, respectively. At December 31, 2017 the debt discount was $52,896.

In connection with the September 2016 Convertible Promissory Note, the holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018. The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017, and 2016 was $10,039 and $25,254, respectively.

Steffan –Ziegler November 2016 Convertible Promissory Notes

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third-parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes mature on November 24, 2017, and accrues interest at a rate of 10% per annum. As of December 31, 2017, and 2016, the outstanding principal was $200,000. The accrued interest balance at December 31, 2017 and 2016 was and $22,027 and $1,644, respectively. The effective interest rate at December 31, 2017 was 89%.

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

The November 2016 Convertible Promissory Notes contained beneficial conversion features which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the twelve months ended December 31, 2017, and 2016 a charge to debt discount in the amount of $49,562 and $4,130 was expensed through interest expense, respectively. At December 31, 2017, and 2016, the debt discount was $45,431 and $94,993, respectively.

In connection with the November 2016 Convertible Promissory Notes, the holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019. The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 and 2016 was $5,832 and $12,850, respectively.

Bellridge Capital, LP March 2017 Convertible Promissory Note

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “March 2017 Convertible Promissory Note”). The March 2017 Convertible Promissory Note matures on March 17, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $82,500. The accrued interest balance at December 31, 2017 was $7,839. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $5,625 through interest expense. The balance of the OID discount at December 31, 2017 was $1,875. The effective interest rate at December 31, 2017 was 71%.

The holder of the March 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The March 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The March 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the twenty (20) trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The March 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $38,308 which was recorded as a reduction in carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $28,731 was recorded through interest expense. At December 31, 2017, the debt discount was $9,577.

In connection with the March 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in March 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $2,951 recorded as a reduction to the carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $2,508.

Bellridge Capital, LP April 2017 Convertible Promissory Note

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matures on April 25, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $82,500. The accrued interest balance at December 31, 2017 was $6,781. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $5,000 through interest expense. The balance of the OID discount at December 31, 2017 was $2,500. The effective interest rate at December 31, 2017 was 101%.

The holder of the April 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The April 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The April 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $37,088 was recorded through interest expense. At December 31, 2017, the debt discount was $18,544.

In connection with the April 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $548.

Crown Bridge Partners, LLC May 2017 Convertible Promissory Note

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

The May 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $32,398 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $32,298 was recorded through interest expense.

In connection with the May 2017 Convertible Promissory Note, the holder was issued 920,000 warrants exercisable at $0.05 expiring in April 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $1,732 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants December 31, 2017 was $0.

Bellridge Capital, LP June 2017 Convertible Promissory Note

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $187,000. The accrued interest balance at December 31, 2017 was $11,927. In addition, the Company recorded an original issue discount (OID) in the amount of $18,700. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $9,170 through interest expense. The balance of the OID discount at December 31, 2017 was $9,530. The effective interest rate at December 31, 2017 was 131%.

The holder of the June 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The June 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The June 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $65,666 was recorded through interest expense. At December 31, 2017, the debt discount was $65,666.

In connection with the June 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at December 31, 2017 was $5,554.

Auctus Fund, LLC July 28, 2017 Convertible Promissory Note

On July 28, 2017, the Company issued a Convertible Promissory Notes totaling $200,000 to a third-party for a purchase price of $195,000 (the “July 28, 2017 Convertible Promissory Note”). The July 28, 2017 Convertible Promissory Note matures on April 28, 2018, and accrues interest at a rate of 10% per annum. As of December 31, 2017, the outstanding principal was $141,373. The accrued interest balance at December 31, 2017 was $1,425. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $3,422 through interest expense. The balance of the OID discount at December 31, 2017 was $1,578. The effective interest rate at December 31, 2017 was 170%.

The holder of the July 28, 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 28, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 28, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.04 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2017 the holder of the Note converted $58,627 of the outstanding principal balance and $7,123 of accrued interest into 20,000,000 shares of Class A Common Stock.

The July 28, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $136,699 which was recorded as a reduction in carrying value of the July 28, 2017 Convertible Promissory Note and offset in additional paid in capital. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $84,935 was recorded through interest expense. At December 31, 2017, the debt discount was $51,764.

In connection with the July 28, 2017 Convertible Promissory Note, the holder was issued 666,000 warrants exercisable at $0.03 expiring in July 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $3,366 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $2,183.

Morningview Financial, LLC July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $105,000 to a third-party for a purchase price of $100,000 (the “July 31, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Notes matures on July 31, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $105,000. The accrued interest balance at December 31, 2017 was $4,401. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $2,083 through interest expense. The balance of the OID discount at December 31, 2017 was $2,917. The effective interest rate at December 31, 2017 was 135%.

The holder of the July 31, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2017 the holder of the Note converted $13,000 of the outstanding principal balance into 5,265,152 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $14,869 was recorded through interest expense. At December 31, 2017, the debt discount was $5,951.

2 Plus 2, LLC. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The July 31, 2017 2 Plus 2 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $12,233. The accrued interest balance at December 31, 2017 was $838. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $1,042 through interest expense. The balance of the OID discount at December 31, 2017 was $1,458. The effective interest rate at December 31, 2017 was 445%.

The holder of the July 31, 2017 2 Plus 2 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 2 Plus 2 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 2 Plus 2 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2017 the holder of the Note converted $12,767 of the outstanding principal balance, and $2,233 of accrued interest into 4,545,455 shares of Class A Common Stock.

The July 31, 2017 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $14,869 was recorded through interest expense. At December 31, 2017, the debt discount was $5,951.

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 250,000 warrants exercisable at $0.035 expiring in July 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $1,559.

L&H Inc. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 L&H Convertible Promissory Note”). The July 31, 2017 L&H Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $25,000. The accrued interest balance at December 31, 2017 was $838. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $1,042 through interest expense. The balance of the OID discount at December 31, 2017 was $1,458. The effective interest rate at December 31, 2017 was 445%.

The holder of the July 31, 2017 L&H Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 L&H Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The July 31, 2017 L&H Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 L&H Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $8,675 was recorded through interest expense. At December 31, 2017, the debt discount was $12,145.

In connection with the July 31, 2017 L&H Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.035 expiring in August 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $3,599.

Greentree Financial Group, Inc. August 1, 2017 Convertible Promissory Note

On August 1, 2017, the Company issued a Convertible Promissory Notes totaling $75,000 to a third-party for a purchase price of $67,500 (the “August 1, 2017 Convertible Promissory Note”). The August 1, 2017 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $53,650. The accrued interest balance at December 31, 2017 was $2,515. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $4,350 through interest expense. The balance of the OID discount at December 31, 2017 was $3,150. The effective interest rate at December 31, 2017 was 657%.

The holder of the August 1, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The August 1, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The August 1, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2017 the holder of the Note converted $21,350 of the outstanding principal balance, and $3,650 of accrued interest into 7,575,758 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $46,291 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $21,988 was recorded through interest expense. At December 31, 2017, the debt discount was $24,303.

In connection with the July 31, 2017 Convertible Promissory Note, the holder was issued 4,250,000 warrants exercisable at $0.035 expiring in July 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $28,709 recorded as a reduction to the carrying value of the July 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $17,800.

Additionally, the Company issued a $25,000 convertible promissory note for consulting services to be provided by Greentree Financial Group under a Financial Advisory Agreement (the “FAA July 2017 Convertible Promissory Note”). The FAA July 2017 Convertible Promissory Note has an annual interest rate of ten percent (8%) and is due on July 31, 2018. All unpaid principal and interest is due at maturity. The holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001. As of December 31, 2017 the outstanding principal was $25,000. The accrued interest balance at December 31, 2017 was $838. The effective interest rate at December 31, 2017 was 117%.

The July FAA July 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,667 which was recorded as a reduction in carrying value of the FAA July 2017 Convertible Note and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $6,945 was recorded through interest expense. At December 31, 2017, the debt discount was $9,722.

JSJ Investments, Inc. September 2017 Convertible Promissory Note

On September 20, 2017, the Company issued a Convertible Promissory Note totaling $110,000 to a third-party for a purchase price of $105,000 (the “September 2017 Convertible Promissory Note”). The September 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2017, the outstanding principal was $110,000. The accrued interest balance at December 31, 2017 was $3,074. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $1,250 through interest expense. The balance of the OID discount at December 31, 2017 was $3,750. The effective interest rate at December 31, 2017 was 143%.

The holder of the September 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The September 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.02 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The September 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $73,333 which was recorded as a reduction in carrying value of the September 2017 Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $18,333 was recorded through interest expense. At December 31, 2017, the debt discount was $55,000.

Vista Capital Investments, LLC October 2, 2017 Convertible Promissory Note

On October 2, 2017, the Company issued a Convertible Promissory Notes totaling $220,000 to a third-party for a purchase price of $200,000 (the “October 2, 2017 Convertible Promissory Note”). The October 2, 2017 Convertible Promissory Note matures on October 2, 2019, and accrues interest at a one-time interest charge rate of 8%. In addition, the Company agreed to issue the holder of the October 2, 2017 Convertible Promissory Note 3,000,000 commitment shares to induce the holder to enter into the Purchase Agreement. As of December 31, 2017, the outstanding principal was $220,000. The accrued interest balance at December 31, 2017 was $17,600. In addition, the Company recorded an original issue discount (OID) in the amount of $20,000. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $2,500 through interest expense. The balance of the OID discount at December 31, 2017 was $17,500. The effective interest rate at December 31, 2017 was 85%.

The holder of the October 2, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The October 2, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The October 2, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015.

The October 2, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $101,200 which was recorded as a reduction in carrying value of the October 2, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $12,650 was recorded through interest expense. At December 31, 2017, the debt discount was $88,550.

Crown Bridge Partners, LLC November 2017 Convertible Promissory Note

On May 31, 2017, the Company issued a Convertible Promissory Notes totaling $46,000 to a third-party for a purchase price of $40,000 (the “November 2017 Convertible Promissory Note”). The November 2017 Convertible Promissory Note matures on November 13, 2018, and accrues interest at a rate of 5% per annum. As of December 31, 2017, the outstanding principal was $46,000. The accrued interest balance at December 31, 2017 was $302. In addition, the Company recorded an original issue discount (OID) in the amount of $6,000. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $1,000 through interest expense. The balance of the OID discount at December 31, 2017 was $5,000. The effective interest rate at December 31, 2017 was 766%.

The holder of the May31, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The May 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The May 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015.

The November 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $34,303 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $7,717 was recorded through interest expense. At December 31, 2017, the debt discount was $26,586

In connection with the November 2017 Convertible Promissory Note, the holder was issued 920,000 warrants exercisable at $0.05 expiring in November 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $11,697 recorded as a reduction to the carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $11,372.

Power Up Lending Group, Ltd. November 13, 2017 Convertible Promissory Note

On November 13, 2017, the Company issued a Convertible Promissory Notes totaling $68,000 to a third-party (the “November 13, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Note matures on August 20, 2018, and accrues interest at a rate of 12% per annum. As of December 31, 2017, the outstanding principal was $68,000. The accrued interest balance at December 31, 2017 was $1,073. The effective interest rate at December 31, 2017 was 149%.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default , each in respect of the remaining outstanding principal amount of this note to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the “Conversion Price”) determined as provided herein (a “Conversion”); provided, however, that in no event shall the holder be entitled to convert any portion of this note in excess of that portion of this note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the notes or the unexercised or unconverted portion of any other security of the Borrower subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this provision is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.

The Conversion Price shall be equal to: (A) if the Market Price is greater than or equal to $0.011, the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); and (B) if the Market Price is less than $0.011 the lesser of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

The November 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $43,475 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $7,246 was recorded through interest expense. At December 31, 2017, the debt discount was $36,299.

EMA Financial, LLC December 13, 2017 Convertible Promissory Note

On December 13, 2017, the Company issued a Convertible Promissory Notes totaling $137,500 to a third-party for a purchase price of $125,000 (the “December 13, 2017 Convertible Promissory Note”). The December 13, 2017 Convertible Promissory Note matures on December 13, 2018, and accrues interest at a rate of 12% per annum. As of December 31, 2017, the outstanding principal was $137,500. The accrued interest balance at December 31, 2017 was $814. In addition, the Company recorded an original issue discount (OID) in the amount of $12,500. During the twelve months ended December 31, 2017 a charge to the OID debt discount was recorded in the amount of $667 through interest expense. The balance of the OID discount at December 31, 2017 was $7,333. The effective interest rate at December 31, 2017 was 183%.

The holder of the December 13, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the, then the Conversion Price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001. The Company may prepay the EMA note subject to a prepayment factor. The prepayment factor shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and thirty five percent (135%) if the optional prepayment date occurs on or before the date which is ninety (90) days following the issue date.

The December 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $91,667 which was recorded as a reduction in carrying value of the December 13, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $7,639 was recorded through interest expense. At December 31, 2017, the debt discount was $84,028.

RB Capital Partners, Inc. 2017 Convertible Promissory Notes

As of December 31, 2017, the Company had outstanding $75,000 of unsecured convertible commercial promissory notes (the RB Capital Partners, Inc. 2017 Convertible Promissory Notes). The notes have a maturity of one year from the time of issuance and accrue interest at the rate of 12%. The accrued interest on the RB Capital Partners, Inc. 2017 Convertible Promissory Notes was $740. The effective interest rate at December 31, 2017 was 1212%.

On November 17, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The November 17, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the November 17, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $2,083 was recorded through interest expense. The debt discount at December 31, 2017 was $22,917.

On December 1, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The December 1, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the December 1, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $2,083 was recorded through interest expense. The debt discount at December 31, 2017 was $22,917.

On December 15, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The December 15, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the December 15, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2017 a charge to debt discount in the amount of $2,083 was recorded through interest expense. The debt discount at December 31, 2017 was $22,917.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of December 30, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Convertible Promissory Note	$1,857,756	$500,000
Less: debt discount	(693,076)	(228,059)
Warrants	(60,994)	(38,105)
Total net carrying value	$1,103,687	$233,836

8. Income Taxes

No provision for federal income taxes has been recognized for the twelve months ended December 31, 2017 and twelve months ended December 31, 2016, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future, so a valuation allowance has been established for the full value of net deferred tax assets. The deferred tax asset consists of net operating loss carry forwards and a cumulative deferral of tax deductions under the Cash Basis of Accounting, which the Company utilizes for tax purposes. The Company has no deferred tax liabilities.

At December 31, 2017 and December 31, 2016, the Company has net operating loss carry forwards on a pretax basis of $4,222,457 and $1,632,007, respectively, resulting in future tax assets of $886,716 and $342,721, respectively for federal income tax purposes. This net operating loss carry forwards may be carried forward in varying amounts until 2037 and may be limited in their use due to significant changes in the Company’s ownership. The Company also has a cumulative deferral of tax deductions under the Cash Basis of Accounting on a pretax basis of $1,120,218 and $424,045, respectively, resulting in future tax assets of $233,502 and $89,049, respectively, for federal income tax purposes. This cumulative deferral of tax deductions varies each year with the Company's operations and will be deductible in future periods.

The Company has revalued its Deferred Tax Assets and the corresponding valuation allowance for the change in the corporate tax rate beginning in January, 2018. As of December 31, 2017 and 2016, the Company reduced the Deferred Tax Asset by $693,468 and $267,288. The corresponding valuation allowance by the same amount for the decrease of the Corporate tax rate from 34% to 21%.

	12/31/2017	12/31/2016

Net Operating Loss Carryforwards	886,716	342,721
Accrual to Cash Accounting Differences	233,502	89,049
Less: Valuation Allowance	(1,120,218)	(431,770)

Net Deferred Tax Asset	—	—

9. Related Party Transactions

During the twelve months ended December 31, 2016, the Company issued the Chairman of the Board a convertible promissory note, (the “Related Party Convertible Promissory Note”) in an amount up to $200,000 along with 32,166,667 warrants. The note accrues interest at 2% per annum. The issuance of the financial instruments was made in the ordinary course of business, and were given fair market treatment. The Related Party Convertible Promissory Note matures on December 31, 2018. See Note 5. Related Party Convertible Promissory Note.

During the twelve months ended December 31, 2017, the Company paid the CEO approximately $180,000 in executive compensation. In addition, there were Company related expenses and short term related party payables that were reimbursed. During the twelve months ended December 31, 2017 the reimbursable expenses, and related party payables paid were approximately $46,000

10. Shareholder Deficit

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

(a)	General. The voting, dividend and liquidation rights of the holders of the Common Stock are subject to and qualified by the rights, powers and privileges of the holders of the Series A Preferred Stock.

(b)	Voting. The holders of the Class A Common Stock are entitled to one vote for each share of Class A Common Stock held at all meetings of stockholders (and written actions in lieu of meetings) and the holders of the Class B Common Stock are entitled to 200 votes for each share of Class B Common Stock held at all meetings of stockholders (and written actions in lieu of meetings). Unless required by law, there shall be no cumulative voting. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by (in addition to any vote of the holders of one or more series of Series A Preferred Stock that may be authorized by the Board) the affirmative vote of the holders of shares of capital stock of the Corporation representing a majority of the votes represented by all outstanding shares of capital stock of the Corporation entitled to vote. Further, holders of the Common Stock shall have no right to vote on the designations, preferences, limitations and relative or other rights of the Series A Preferred Stock or any series thereof (collectively, the “Preferences”), or on any amendment, alteration or repeal of the Preferences or the Series A Preferred Stock, at any time, whether before or after the issuance thereof.

On December 27, 2017 Article 5 was amended and restated as follows:

1.	Addition of Amended Article V- Stock. Section A, Article V is hereby amended by deleting Section A and replacing it with the following:

A.	Capital Stock. The aggregate number of shares of Class A Common Stock which the Corporation shall have the authority to issue shall be increased by 2,500,000,000 shares from 1,700,000 shares to 4,200,000,000 shares, each with a par value of $0.001 per share.

Issuances of Class A Common Stock, par value $0.001:

During the year ended December 31, 2017, the Company received $478,899 in cash and issued 68,847,477 shares of its Class A Common Stock and issued 12,356,579 shares of Class A Common Stock as compensation for third-party services rendered and fees paid.

During the twelve months ended December 31, 2017, various Convertible Promissory Note holders converted $133,394 of principal, and $7,856 of accrued interest into 38,053,031 shares of Class A Common Stock.

On October 2, 2017 (the “Original Issue Date”) the Company entered into and closed on the transaction set forth in the Loan Agreement (the “Vista Loan Agreement”) it entered into with Vista Capital Investments, LLC (“Vista”) for the sale of the Company’s 20% original issue discount convertible notes in the aggregate principal amount of $220,000 and issue commitment shares in the amount of three million (3,000,000) restricted common shares in the Company. See Convertible Promissory Notes and Warrants.

On November 3, 2017, the Company entered into an Equity Purchase Agreement (‘Equity Line of Credit”) and a registration rights agreement (the “Registration Rights Agreement”) with Bellridge Capital (“Bellridge”), pursuant to which Bellridge has agreed to purchase from the Company up to $2,500,000 in shares of common stock, subject to certain limitations from time to time over a 24-month period commencing four trading days after the date of effectiveness of a registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement. The shares issuable to Bellridge under the Equity Purchase Agreement are being offered pursuant to the Form S-1 prospectus which was filed during the twelve months ended December 31, 2017. The Company issued Bellridge commitment shares in the amount of five million seven-hundred fifty-six thousand five-hundred seventy-nine (5,756,579) restricted common shares in the Company. The likelihood that the Company will receive the full amount of proceeds available under the Equity Purchase Agreement and its reliance on Bellridge as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. There were no drawdowns on the equity line of credit as of December 31, 2017.

On November 7, 2017 the Company filed a Form S-1 registration statement. The prospectus relates to the offer and sale of up to 56,676,580 shares of our Class A common stock, par value $0.001 (the “Common Stock”), by the selling stockholders (each, a “Selling Stockholder” and collectively, the “Selling Stockholders”). Included in this amount are 5,756,579 shares of Common Stock that the Company registered for resale by Bellridge Capital, LP (“Bellridge”). These shares were issued to Bellridge as a commitment fee under an equity line in the amount of $2,500,000 (the “Equity Line”) established by the Bellridge Securities Purchase Agreement. Also included in this amount are up to 50,000,001 shares of Common Stock that were registered for resale by certain Selling Stockholders that are issuable to such Selling Stockholders upon conversion of certain convertible promissory notes and upon exercise of a warrant to purchase up to 920,000 shares of Common Stock (the “Warrants”).

On December 8, 2017 Crown Bridge Partners, LLC issued an exercise notice to purchase 919,091 of the shares of Class A Common Stock of the Company, which were issued on May 31, 2017 in connection with the issuance of the May 31, 2017 Promissory Note.

Issuances of Series A Preferred Stock, par value $0.001:

During the twelve months ended December 31, 2017, the Company issued a total of 500,000 shares of its Series A Preferred Stock to third parties for cash consideration totaling $125,000.

In July 2017, the Board of Directors approved and a written consent of a majority of the shareholders ratified the Company’s 2017 Equity Incentive Plan which provides for stock options, grants and other stock incentives to officers, directors, consultants and employees. The Board has granted options totaling of 8,400,000 incentive stock options to employees of the Company at an exercise price of $0.02 per share. The options vest 50% at the one-year anniversary of the grant with the balance vesting at the second anniversary of the grant. Additionally, the Company granted 15,000,000 shares of class A common stock to its Chief Compliance Officer at an exercise price at par value $0.001 per share). There has been no stock options issued as of December 31, 2017.

Non-controlling interest in subsidiary:

The Company entered into a securities purchase agreement in February 2017 with a third party. The Company sold one percent (1%) minority interest of Zen Power and Gas, Inc., a wholly owned subsidiary of the Company. The Company sold 1,000 shares of the Zen Power and Gas, Inc. at no par value at a purchase price of twenty dollars ($20.00) per share, representing one percent 1% of the issued and outstanding shares of common stock of Zen Power and Gas. The proceeds were received during the twelve months ended December 31, 2017 and are currently classified as subscription liabilities.

11. Contingencies

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes and lawsuits. Management believes that any outcome of such contingences will not have a material impact on the Company’s financial position or results of future operations.

12. Subsequent Events

Subsequent to December 31, 2017, the Company has entered into six (6) convertible promissory notes with a third-party totaling $475,000, and each note accrues interest at a rate of twelve percent (12%) per annum. The Notes shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Notes are for a period of twelve (12) months and cannot be converted until six (6) months from the issuance date. The holder has the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock.

On December 28, 2017 the Company issued a drawn notice to Bellridge Capital, LP, to drawn on the Equity Line of Credit Facility (“ELOC”) in the amount of $52,000 for 16,666,667 shares of Class A Common Stock of the Company. The amounts were received by the Company on January 9, 2018.

On January 9, 2018 the Company issued a drawn notice to Bellridge Capital, LP, to draw down on the Equity Line of Credit Facility (“ELOC’) in the amount of $27,500 for 10,416,667 shares of Class A Common Stock of the Company. The amounts were received by the Company on January 26, 2018.

Subsequent to December 31, 2017 the Chairman of the Company, and a compliance consultant forgave each of their accrued compensation of approximately $178,500, and $135,000, respectively.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures.

Evaluation of Disclosures Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of December 31, 2017. The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute assurance that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective as of December 31, 2017 since the following material weaknesses exist:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

Item 9B. Other information

None.

Part III

Item 10. Directors, executive officers and corporate governance

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report. Each director is elected at our annual meeting of shareholders and holds office for three years, or until his successor is elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position
Alex Rodriguez	42	President, Chief Executive Officer, Chief Financial Officer & Director
Byron T. Young	42	Chairman of the Board & Treasurer

Alex Rodriguez has served as our President, Chief Executive Officer, Secretary, and as a member of our board of directors since December 2015. Mr. Rodriguez has 15 years of energy experience and a total of 20 years of business experience at the C-Level across the energy, telecom and information technology industries. Mr. Rodriguez is a business development and marketing executive that has successfully launched five different companies that were collectively responsible for nearly $6 billion in sales revenue over the course of his career in the energy industry. This experience includes, but is not limited to the following private companies SYNRG Marketing (Chief Business Officers & Partner) and Utility Choice Electric (VP of Sales & Marketing) from 2001 through 2003, AmPro Energy (VP if Business Development) from 2003 through 2004, Stream Energy and Ignite (Founder & Managing Partner) from 2004 through end of 2009. In August 2004, Mr. Rodriguez co-founded and served as Managing Partner of Stream Energy, a fast-growing retail energy provider that provided electricity and natural gas services to approximately 400,000 customers and grossed over $2 billion within the first four years of operation. Upon his exit from Stream Energy in late 2009, Mr. Rodriguez founded and still serves as Chairman of NAUP Capital, LP (today known as NAUP Investments, LLC), which is an energy holding company and venture development firm with holdings in energy, solar, energy brokerage and energy software related entities. In his position at NAUP, Mr. Rodriguez founded and grew several companies. Diversegy LLC and EPIQ Energy, LLC were among these NAUP projects. Rodriguez served as CEO for these companies and was successful in selling both of these companies to an NYSE publicly traded energy company (Genie Energy) in December of 2013. Diversegy LLC is a national energy brokerage company that advises commercial, industrial and municipal customers regarding their natural gas and power needs. The board of directors believes that Mr. Rodriguez’s experience in business development and successful growth and sales in the energy industry, as well as his understanding of energy sector business operations, will be valuable in executing our business strategy.

Byron T. Young has served as our Treasurer and as our Chairman of the Board since December 2015. As the Company’s Chairman, Mr. Young oversees the Company’s vision, growth, strategies and expansion efforts. He has over 20 years of entrepreneurial experience founding several technology-based companies and leading them through an exit strategy and/or into profitable growth stages. His experience encompasses the telecommunications, wireless, software and energy industries. In the early 1990s, Mr. Young founded several paging services companies that operated profitably through the peak of the paging services space. This led him to found a Competitive Local Exchange Carrier (C-LEC) in 2001 under the name of Extel Enterprises, which was ultimately sold to publicly traded Usurf America, Inc. in 2004. Shortly thereafter, Mr. Young founded a Retail Energy Provider in 2005 under the name Young Energy, LLC, which provides electricity and natural gas services to residential and commercial customers in Texas and where Mr. Young currently serves as a senior advisor and board member. Most recently, in 2010, Mr. Young founded Assist Wireless, a wireless communication company providing prepaid cellular voice and data as well as government subsidized lifeline services to over 130,000 customers across four states. He currently serves as CEO of Assist Wireless. The board of directors believes that Mr. Young’s experience founding and operating technology-based companies provides him with an intimate knowledge of our day-to-day operations, business and competitive environment, as well as our opportunities, challenges and risks.

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our company and could be considered more form than substance.

We are currently quoted on the OTCQB which does not have a requirement that certain of the members of our board of directors be independent. In evaluating the independence of its members and the composition of its planned committees, the board of directors utilizes the definition of “independence” developed by the Nasdaq Stock Market and in SEC rules, including the rules relating to the independence standards of audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act. The board of directors has determined that none of its current members is independent.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have not been any nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2017, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.zenergybrands.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at compliance@zenergybrands.com. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

Historically, our non-employee directors have not received compensation for their service outside the compensation set forth in the Summary Compensation Table below, but we may compensate our directors for their service in the future. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Item 11. Executive Compensation

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended December 31, 2017 and 2016, respectively:

●	any individual serving as our principal executive officer or acting in a similar capacity during such fiscal years,
●	the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year, and
●	any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

2017 Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended December 31, 2017 and 2016, respectively.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alejandro Rodriguez (1)	12/31/2017	180,000	-	-	-	-	180,000
	12/31/2016	180,000	-	-	-	-	180,000
Byron T. Young (2)	12/31/2017	102,000	-	-	-	-	102,000
	12/31/2016	102,000	-	-	-	-	102,000

(1)	Mr. Rodriguez was appointed as a Director and our President on November 23, 2015 and as our Chief Executive Officer on February 4, 2016 in addition to the offices he previously held.

(2)	Mr. Young was appointed as Chairman of the Board, Chief Executive Officer, Secretary and Treasurer of the Company on November 18, 2015 and on February 4, 2016 relinquished his role as Chief Executive Officer upon the appointment of Mr. Rodriguez to such position.

Executive Employment Agreements

The Company has an oral agreement with Mr. Rodriguez pursuant to which he receives a salary of $180,000 per year for his services as our President, Chief Executive Officer and Chief Financial Officer. During the twelve months ended December 31, 2017, Mr. Rodriguez was paid $180,000.

Mr. Young currently receives $102,000 per year as compensation for his services as Chairman of the Board. Mr. Young has not been paid and the Company has accrued the balance.

Historically, our directors that are employees of the Company have not received compensation for their service as directors. The Company may adopt a policy to compensate independent members of our board in the future.

Outstanding Equity Awards at Fiscal Year End

None

Item 12. Security ownership of certain beneficial owners and management and related stockholders matters

The following table sets forth information about the beneficial ownership of our Common Stock and Class B Common Stock as of March 30, 2017, by:

●	Each of our named executive officers and directors,
●	All executive officers and directors as a group, and
●	Each person known by us to be the beneficial owner of more than 5% of our outstanding capital stock.

Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Zenergy Brands, Inc, 7700 Windrose Ave. #G300, Plano, TX 75024. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of capital stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options or issuable upon conversion of preferred stock held by that person that are currently exercisable or exercisable within 60 days of December 31, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Class A		Class B
	Common		Common
	Stock Beneficial	Percent of	Stock Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class (1)	Ownership	Class (2)
Named Executive Officers and Directors:

Byron T. Young (3)	237,152,650	24.4%	5,000,000	50.0%
Alex Rodriguez (4)	140,000,000	14.4%	5,000,000	50.0%

All executive officers and directors as a group (two people)	377,152,650	38.8%	10,000,000	100.0%

Other 5% Stockholders:
United My Funds, LLC (5)	89,000,000	9.2%	-	-

*	Less than 1%.

(1)	Calculated on the basis of 973,105,369 issued and outstanding shares of Class A common stock as of December, 2017. Share amount excludes shares which Mr. Young has a right to acquire. See Note 3 below. holders of our Class A common stock are entitled to one vote per share.
(2)	Calculated on the basis of 10,000,000 issued and outstanding shares of Class B common stock as of October 26, 2017. holders of our Class B common stock are entitled to 200 votes per share.
(3)	Shares consist of 141,809,650 shares owned, 56,333,333 shares issuable upon conversion of promissory notes and 32,166,667 issuable upon exercise of warrants. Calculation of percent are based upon 1,025,543,334 shares which include the convertible and warrant shares. Shares are owned by various partnerships, retirement accounts and personal account of Mr. Young who beneficial owns such shares. Mr. Young’s address is 4200 South Freeway, #408, Ft. Worth, TX 76115.
(4)	Shares are owned by NAUP Investments, LLC, which is an entity owned or controlled by Mr. Rodriguez who is deemed the beneficial owner of such shares. NAUP Investments, LLC’s address is 1861 Brown Blvd., Ste. 217-703, Arlington, TX 76006.
(5)	United My Funds, LLC is an entity owned or controlled by James Yoo. Its address is 2600 Royal Lane #215, Dallas, TX 75229.

Securities Authorized for Issuance under Equity Compensation Plans

There has not been any securities issued under any equity compensation plans not approved by our stockholders as of December 31, 2017.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

Stock Purchases

On February 1, 2016, the Company entered into a Stock Purchase Agreement with Mr. Alex Rodriguez, its President, Chief Executive Officer, Chief Financial Officer and director pursuant to which Mr. Rodriguez purchased 2,000,000 of the Company’s shares of the Company’s Class B Common Stock in exchange for $6,000. On February 1, 2016, the Company also entered into a Stock Purchase Agreement with Mr. Byron Young, its Chairman, pursuant to which Mr. Young purchased 2,000,000 of the Company’s shares of Class B Common Stock in exchange for $6,000.

On June 30, 2016, the Company entered into a Stock Purchase Agreement with Mr. Rodriguez pursuant to which Mr. Rodriguez purchased 3,000,000 shares of the Company’s Class B Common Stock for $9,000. On June 30, 2016, the Company also entered into a Stock Purchase Agreement with Mr. Young pursuant to which he purchased 3,000,000 shares of the Class B Common Stock for $9,000.

On July 1, 2016, the Company exchanged 165,000,000 shares of the Company’s unregistered shares of Common Stock for 100% of the outstanding Common Stock of Chron Energy, Inc. (“CEI”), a Nevada Corporation to related parties in which Alex Rodriguez had a 50% beneficial interest.

Loan from Chairman

On November 20, 2015, the Company issued a convertible secured promissory note in the amount of up to $200,000 of which $169,000 in loan advances have been made by Mr. Young to the Company. Interest on the amount outstanding under the note accrues at an annual rate equal to the lesser of 2.0% or the highest lawful rate, as defined in the note. The outstanding principal amount and all accrued and unpaid interest shall be due and payable on December 31, 2016. Through an amendment to the note, the due date has been extended to December 31, 2018.

The note may be prepaid in whole or in part without premium or penalty to the extent that Mr. Young has not exercised his conversion rights.

Upon an event of default, Mr. Young may declare all amounts due under the note due and payable without the need to give notice or demand. Events of default under the note include the failure to pay any amount due under the note and a failure to remedy the nonpayment within five calendar days and the bankruptcy, liquidation, reorganization, dissolution, winding up or other similar event of the Company. From and after the occurrence of an event of default, amounts due under the note shall bear interest at a rate per annum equal to the lesser of 18% or the highest lawful rate, payable on demand.

Mr. Young has the option at any time and from time to time to convert all or a portion of the outstanding principal amount and accrued interest under the note into shares of the Company’s Common Stock at a conversion price of $0.003, subject to adjustment in the event of any stock dividend, stock split, combination and reclassification of our Common Stock.

The note may be transferred upon prior written notice to the Company to ensure compliance with applicable federal and state securities laws.

In further consideration for the $200,000 loan to the Company, the Company issued Mr. Young a warrant to purchase 32,166,667 shares of its Common Stock that may be exercised in whole or in part at any time and from time to time until the last calendar day of the month in which the fifth anniversary of the issuance date occurs.

The exercise price of the warrant is the greater of (i) $0.05 or (ii) 200% of the conversion price per share of Common Stock as defined in the convertible promissory note. If the market price of one share of Common Stock is greater than the exercise price, Mr. Young may elect a cashless exercise pursuant to the terms set forth in the warrant.

The exercise price and the number of shares of Common Stock purchasable upon the exercise of the warrant are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of our Common Stock, as well as the issuance of options or other rights to purchase Common Stock at a price less than the exercise price of the warrant.

Subject to applicable laws, the warrant may be transferred at Mr. Young’s option in compliance with applicable federal and state securities laws.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

Director Independence

The Board currently does not have any independent directors or separately designated standing committees.

Principal Accountant Fees and Service

Audit Fees. The aggregate fees billed by Montgomery Coscia Greilich, LLP for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2017 and 2016 totaled $30,000 and $15,000, respectively.

Audit-Related Fees. The aggregate fees billed by Montgomery Coscia Greilich, LLP for professional services were $15,000 and $12,000 related to our quarterly reviews and S-1 filings for the years ended December 31, 2017 and 2016, respectively.

Tax Fees. The aggregate fees billed by Montgomery Coscia Greilich, LLP for professional services rendered for tax compliance, for the years ended December 31, 2017 and 2016 totaled $5,000 and $5,000, respectively.

All Other Fees. None.

Part IV

Item 15 Exhibits, financial statements schedules

EXHIBIT INDEX

Exhibit No.	Description

1.1

This is a defined as item 1.01 Entry into a Material Definitive Agreement on December 13, 2017 issued by The Chron Organization Inc. to EMA Financial, LLC ((SEC File No. 000-55771) filed with the SEC on December 20, 2017))

2.1	Agreement and Plan of Merger among The Chron Organization, Inc. and Chron Energy, Inc. dated as of April 1, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on April 21, 2017).

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on February 11, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on April 21, 2017).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on March 2, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on April 21, 2017).

3.3	Amended and Restated Bylaws effective as of February 1, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on April 21, 2017).

3.4	Certificate of Correction to Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 19, 2017(incorporated by reference to Exhibit A to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on November 2, 2017).

4.1	10% Original Issue Discount Convertible Debenture dated March 17, 2017 issued by The Chron Organization, Inc. to Bellridge Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on April 21, 2017).

4.2	Common Stock Purchase Warrant dated March 17, 2017 issued by The Chron Organization, Inc. to Bellridge Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on April 21, 2017).

4.3	Convertible Promissory Note in the principal amount of $46,000 issued by The Chron Organization, Inc. to Crown Bridge Partners, LLC on May 31, 2017 (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (SEC File No. 000- 55771) filed with the SEC on June 16, 2017).

4.4	Common Stock Purchase Warrant dated May 31, 2017 issued by The Chron Organization, Inc. to Crown Bridge Partners, LLC (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

4.5	10% Convertible Note between The Chron Organization, Inc. and Auctus Fund, LLC dated July 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2017).

4.6	Common Stock Purchase Warrant issued to The Chron Organization, Inc. to Auctus Fund, LLC dated July 28, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2017).

4.7	10% Convertible Note between The Chron Organization, Inc. and Morningview Financial LLC dated July 31, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2017).

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

4.9	Advisory Note issued by The Chron Organization, Inc. to Greentree Financial Group, Inc. dated August 1, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

4.10	Form of 10% Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.1	Form of Securities Purchase Agreement for Convertible Note and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.2	Equity Interest Purchase Agreement among Zenergy Energy, Inc., Luccirelli & Gomez, LLC, TCN Holdings, LLC, Genaro Gomez Castanares and Donnie Goodwin dated as of January 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.3	Securities Purchase Agreement among The Chron Organization, Inc. and certain investors dated March 17, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

10.4	Securities Purchase Agreement among The Chron Organization, Inc. and Crown Bridge Partners, LLC dated as of May 31, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on June 16, 2017).

10.5	Securities Purchase Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of June 20, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on July 7, 2017).

10.6	Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on August 21, 2017).

10.7	Incentive Stock Option or Non-Statutory Stock Option (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on August 21, 2017).

10.8	Securities Purchase Agreement between The Chron Organization, Inc. and Auctus Fund, LLC dated July 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

10.9	Registration Rights Agreement between The Chron Organization, Inc. and Auctus Fund, LLC dated July 28, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

10.10	Securities Purchase Agreement between The Chron Organization, Inc. and Morningview Financial LLC dated July 31, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

10.11	Registration Rights Agreement between The Chron Organization, Inc. and Morningview Financial LLC dated July 31, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2017).

10.12	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.14	Form of Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2017).

10.15	Securities Purchase Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).

10.16	Registration Rights Agreement between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).

10.17	Memorandum of Understanding between The Chron Organization, Inc. and Bellridge Capital L.P. dated as of November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-55771) filed with the SEC on May 21, 2017).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Alex Rodriguez.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Alex Rodriguez.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Item 16. Form 10-K Summary

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ZENERGY BRANDS, INC.

Date: April 9, 2018	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer and Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alex Rodriguez	President, Chief Executive Officer (principal executive officer), Chief Financial Officer	April 9, 2018
Alex Rodriguez	(principal accounting and financial officer) and Director

/s/Byron T. Young	Chairman of the Board & Treasurer	April 9, 2018
Byron T. Young

