Form 10-Q
period 2018-03-31
ZENERGY BRANDS, INC.
filed 2018-05-21
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,057,268,441 of Class A Common shares outstanding, 10,000,000 of Class B Common Shares outstanding, and 500,000 Preferred Shares Series A outstanding as of May 16, 2018.

ZENERGY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENERGY BRANDS, INC.

CONDOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$558,033	$27,849
Current portion of financing receivables, net	54,089	7,971
Related party receivable	-	10,578
Other assets	12,583	3,526
Prepaid expenses	17,311	34,066
Total current assets	642,016	83,990
Long-term assets
Financing receivables, net	341,066	54,378
Other long-term assets	-	10,631
Total long-term assets	341,066	65,009
Fixed Assets
Software	156,956	156,955
Less: Amortization	(16,797)	(11,072)
Total fixed assets	140,159	145,883
Total assets	$1,123,241	$294,882

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$412,481	$389,520
Related party accounts payable	45,000	60,312
Accrued interest	181,860	133,519
Accrued payroll	45,097	353,793
Deferred revenue	48,146	520
Other current liabilities	5,105	21,579
Subscription liabilities	44,000	44,000
Related party convertible promissory note, net	169,000	169,000
Notes payable	621,664	19,464
Convertible promissory notes, net	1,342,096	1,046,663
Total current liabilities	2,914,449	2,238,370
Long-term liabilities
Deferred revenue	32,766	3,743
Total long-term liabilities	32,766	3,743
Total liabilities	2,947,215	2,242,113

Mezzanine equity
Beneficial conversion feature	989,477	693,076
Warrants	81,530	81,530
Total Mezzanine equity	1,071,007	774,606

Shareholders’ deficit
Class A Common stock par value $.001, 4,200,000,000 shares authorized, 1,057,268,441 and 973,105,369 issued and outstanding, respectively	1,057,267	973,105
Class B Common stock par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 500,000 and 0, respectively issued and outstanding	500	500
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	2,576,248	1,926,569
Accumulated deficit	(6,538,996)	(5,632,011)
Total shareholders’ deficit	(2,894,981)	(2,721,837)
Total liabilities & shareholders’ deficit	$1,123,241	$294,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Periods Ended
	March 31, 2018	March 31, 2017

Revenue	$301,809	$4,832

Cost of goods sold	208,341	7,491

Gross profit (loss)	93,468	(2,659)

Operating expenses
Selling, general and administrative expenses	750,862	478,968
Amortization expense	5,725	942
Total Operating Expense	756,587	479,910
Operating loss	(663,119)	(482,569)

Other income (expense)
Interest income	1,854	-
Forgiveness of debt	313,500	-
Loss on extinguishment of debt	(52,024)	-
Interest expense	(507,197)	(63,108)
Total other expense	(243,867)	(63,108)

Net loss	$(906,986)	$(545,677)

Per share information:
Net loss per share - basic	$(0.001)	$(0.001)

Weighted average shares outstanding - basic	666,831,273	605,972,340

Weighted average shares outstanding - diluted	1,848,434,290	757,217,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

(unaudited)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in-Capital	Total

December 31, 2016 - Audited	853,262,525	$853,262	10,000,000	$10,000	-	$-	$(2,328,890)	$274,903	$(1,190,725)

Net Loss	-	-	-	-	-	-	(3,303,121)	-	(3,303,121)

Conversion of warrants	919,091	919					-	(919)	-

Conversion of notes payable	38,053,031	38,053	-	-	-	-	-	103,197	141,250

Conversion of mezzanine equity	-	-	-	-	-	-	-	858,350	858,350

Class A common stock issued	68,514,143	68,514	-	-	-	-	-	410,385	478,899

Series A preferred stock issued	-	-	-	-	500,000	500	-	124,500	125,000

Common stock issued for service and fees	12,356,579	12,357	-	-	-	-	-	156,153	168,510

December 31, 2017 - Audited	973,105,369	$973,105	10,000,000	$10,000	500,000	$500	$(5,632,011)	$1,926,569	$(2,721,837)

Net Loss	-	-	-	-	-	-	(906,986)	-	(906,986)

Extinguishment of debt	-	-	-	-	-	-	-	52,024	52,024

Conversion of warrants	-	-					-	-	-

Conversion of notes payable	27,079,738	27,079	-	-	-	-	-	16,638	43,717

Conversion of mezzanine equity	-	-	-	-	-	-	-	408,599	408,599

Class A common stock issued	27,083,334	27,083	-	-	-	-	-	52,418	79,501

Series A preferred stock issued	-	-	-	-	-	-	-	-	-

Common stock issued for service and fees	30,000,000	30,000	-	-	-	-	-	120,000	150,000

March 31, 2018 - Unaudited	1,057,268,441	1,057,267	10,000,000	10,000	500,000	500	(6,538,997)	2,576,248	(2,894,981)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	March 31, 2018	March 31, 2017

OPERATING ACTIVITIES
Net Loss	$(906,985)	$(545,677)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	448,850	41,364
Amortization of software	5,725	942
Compensation and fees paid in stock	150,000	-
Loss on extinguishment of debt	52,024	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	7,698	14,103
Related party receivable	10,578	-
Other long-term assets	10,631	-
Accounts payable and other current liabilities	6,487	9,420
Accounts payable related party	(15,312)	-
Accrued interest	48,341	13,655
Accrued payroll	(308,696)	40,749
Deferred revenue	76,649	-
Net cash used in operating activities	(414,010)	(425,444)

INVESTING ACTIVITIES
Financing receivable extended	(332,806)	-
Software	-	(17,706)
Net cash used in investing activities	(332,806)	(17,706)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	125,000
Proceeds from issuance of common stock	79,500	-
Proceeds from issuance of stock subscription	-	135,000
Proceeds from sale of minority interest	-	20,000
Proceeds from notes payable	600,000	40,000
Proceeds from convertible promissory notes	705,000	82,500
Pay down of convertible promissory notes	(107,500)	-
Net cash provided by financing activities	1,277,000	402,500

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$27,849	$51,710
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$558,033	$11,060

Supplemental disclosure of non cash transactions
Conversion of notes payable and interest to common stock	$52,824	$-

Cash paid for interest expense	$900	$588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents

Prepaid Expenses – As of March 31, 2018, and December 31, 2017 prepaid expenses totaled $17,311 and $34,066, respectively. The balance of prepaid expenses consists of business insurance and rent related expenses.

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

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Related party convertible promissory notes	56,333,333	56,333,333
Related Party Warrants	32,166,767	32,166,667
Convertible promissory notes	1,070,941,917	299,860,000
Warrants	22,161,000	19,161,000
Diluted shares outstanding	1,181,603,017	407,521,000

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At March 31, 2018 and December 31, 2017, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

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

New Pronouncements

Revenue from contracts with customers - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”. ASC 606 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605 “Revenue Recognition”.

3. Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 as of the required effective date of December 31, 2016. The Company performed a working capital analysis as of December 31, 2017 and 2016 to determine whether or not this disclosure was appropriate and included the additional disclosure.

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the three months ended March 31, 2018 and year ended December 31, 2017.

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the three months ended March 31, 2018 and 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $906,985 and $545,677 for the three months ended March, 31, 2018 and 2017, respectively, and an accumulated deficit of $6,538,996 at March 31, 2018. At March 31, 2018 and 2017 the Company had a working capital deficit of $2,272,433 and $2,154,380, respectively, and negative cash flow from continuing operating activity of $414,010 and $425,444, respectively, for the three months ended March 31, 2018, and 2017.

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

4. Finance Receivables

Finance receivables include sales-type leases arising from the Master Energy Sales Agreements (“MESA”) that the Company enters into with its customers. The receivables are collateralized by a security interest in the underlying assets. Finance receivables, net are related to the sales-type leases under ASC 842 (“Leases”), and are as follows at March 31, 2017:

Gross receivables sales	$576,838
Deferred implied interest	(181,683)
Finance receivables, net	395,155
Less current portion of finance receivables, net	(54,089)
Finance receivables due after one year	$341,066

5. Notes Payable

On March 29, 2017, the Company entered into a promissory note agreement (the “March 2017 Promissory Note”) with a third-party in the amount of $40,000. The promissory note carries an interest rate of 10% per annum and had an original maturity date of May 15, 2017. The principal balance of the note at March 31, 2018 was $40,000, and accrued interest was $4,022. As additional consideration for entering into the note, the Company issued to the third-party note holder a warrant for the purchase of 1,000,000 shares of common stock in the Company, exercisable at two cents ($0.02) per share for a period of one year from the date of issue. The note maturity was extended to May 15, 2018 and additional warrants were issued allowing the holder to purchase an additional eleven million (11,000,000) shares of the Company’s common stock. Terms of the warrant options are the same terms as the original warrant issued with the March 29, 2017 Note.

The Company determined the fair value of the warrants which resulted in a debt discount of $31,347 which was recorded as a reduction in carrying value of the March 2017 Promissory Note and offset in mezzanine equity. The balance of the debt discount for the warrants issued at March 31, 2018 was $18,336.

On March 26, 2018 the Company entered into a promissory note agreement (the “March 2018, Promissory Note”) with a third-party in the amount of $600,000. The promissory note carries an interest rate of 10% per annum. The principal balance of the note at March 31, 2018 was $600,000. The maturity date of the promissory note is March 26, 2019.

6. Related Party Convertible Promissory Note

As of March 31, 2018 and December 31, 2017, the Company had an outstanding related party convertible promissory note of $169,000, with a maximum availability of $200,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at March 31, 2018, and December 31, 2017 was $169,000, respectively, and accrued interest was $8,855 and $8,021, respectively, and is due on December 31, 2018 at which time all unpaid principal and interest is due. The effective interest rate at March 31, 2018 was 114%.

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

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,660 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At March 31, 2018, and December 31, 2017, the debt discount was $0.

In connection with the Related Party Convertible Promissory Note, the holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At March 31, 2018 and December 31, 2017 the debt discount was $0.

Related Party Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Related Party Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Notes as of March 31, 2018 and December 31, 2017.

7. Convertible Promissory Notes and Warrants

Ziegler September 2016 Convertible Promissory Note

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matures on September 5, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018 and December 31, 2017, the outstanding principal was $300,000. The accrued interest balance at March 31, 2018 and December 31 2017, was $46,932 and $39,534, respectively. The effective interest rate at December 31, 2017 was 82%.

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

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $19,836 and $80,171 was expensed through interest expense during the three months ended March 31, 2018 and year ended December 31, 2017, respectively. At March 31, 2018 the debt discount was $33,060.

In connection with the September 2016 Convertible Promissory Note, the holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018. The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 and December 31, 2017, $6,274 and $10,039, respectively.

Steffan –Ziegler November 2016 Convertible Promissory Notes

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third-parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes mature on November 24, 2018, and accrues interest at a rate of 10% per annum. As of March 31, 2018 and December 31, 2017, the outstanding principal was $200,000. The accrued interest balance at March 31, 2018 and December 31, 2017 was $26,959 and $22,027, respectively. The effective interest rate at December 31, 2017 was 79%.

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

The November 2016 Convertible Promissory Notes contained beneficial conversion features which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the three months ended March 31, 2018 and twelve months ended December 31, 2017 a charge to debt discount in the amount of $12,390 and $49,562 was expensed through interest expense, respectively. At March 31, 2018 and December 31, 2017, the debt discount was $33,041 and $45,431, respectively.

In connection with the November 2016 Convertible Promissory Notes, the holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019. The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 and December 31, 2017 was $4,156 and $5,832, respectively.

Bellridge Capital, LP March 2017 Convertible Promissory Note

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “March 2017 Convertible Promissory Note”). The March 2017 Convertible Promissory Note matures on March 17, 2018, and accrues interest at a rate of 12% per annum. On January 9, 2018, the Company paid The March 17, 2017 Convertible Note in the amount of $82,500, with accrued interest of $8,167. In addition, the Company paid a prepayment penalty of $16,500.

The March 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $38,308 which was recorded as a reduction in carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $8,168 was recorded through interest expense. At March 31, 2018, the debt discount was $0.

In connection with the March 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in March 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $2,951 recorded as a reduction to the carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 was $0.

Bellridge Capital, LP April 2017 Convertible Promissory Note

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matured on April 25, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018 and December 31, 2017, the outstanding principal was $82,500. The accrued interest balance at March 31, 2018 and December 31, 2017 was $9,222 and $6,781. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,875 through interest expense. The balance of the OID discount at March 31, 2018 was $625. The effective interest rate at March 31, 2018 was 85%.

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

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $13,908 was recorded through interest expense. At March 31, 2018, the debt discount was $4,636.

In connection with the April 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 was $516.

Bellridge Capital, LP June 2017 Convertible Promissory Note

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018, and December 31, 2017 the outstanding principal was $187,000. The accrued interest balance at March 31, 2018, and December 31, 2017 was $17,460 and $11,927, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $18,700. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $4,675 through interest expense. The balance of the OID discount at March 31, 2018 was $4,675. The effective interest rate at December 31, 2017 was 131%.

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

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $32,833 was recorded through interest expense. At March 31, 2018, the debt discount was $32,833.

In connection with the June 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in additional paid in capital. The balance of the fair value of the warrants at March 31, 2018 was $4,999.

Auctus Fund, LLC July 28, 2017 Convertible Promissory Note

On July 28, 2017, the Company issued a Convertible Promissory Note totaling $200,000 to a third-party for a purchase price of $195,000 (the “July 28, 2017 Convertible Promissory Note”). The July 28, 2017 Convertible Promissory Note matures on April 28, 2018, and accrues interest at a rate of 10% per annum. As of March 31, 2018 and December 31, 2017, the outstanding principal was $141,373. The accrued interest balance at March 31, 2018 and December 31, 2017 was $4,910 and $1,425, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,183 through interest expense. The balance of the OID discount at March 31, 2018 was $394. The effective interest rate at March 31, 2018 was 121%.

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

The July 28, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $136,699 which was recorded as a reduction in carrying value of the July 28, 2017 Convertible Promissory Note and offset in additional paid in capital. During the three months ended March 31, 2018 a charge to debt discount in the amount of $38,823 was recorded through interest expense. At March 31, 2018, the debt discount was $12,941.

In connection with the July 28, 2017 Convertible Promissory Note, the holder was issued 666,000 warrants exercisable at $0.03 expiring in July 2022 . The Company determined the fair value of the warrants which resulted in a debt discount of $3,366 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 was $2,183.

Morningview Financial, LLC July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $105,000 to a third-party for a purchase price of $100,000 (the “July 31, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Notes matures on July 31, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018 and December 31, 2017, the outstanding principal was $68,283 and $105,000, respectively. The accrued interest balance at March 31, 2018 and December 31, 2017 was $6,805 and $4,401, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,079 through interest expense. The balance of the OID discount at March 31, 2018 was $1,838. The effective interest rate at December 31, 2017 was 163%.

The holder of the July 31, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the three months ended March 31, 2018 the holder of the Note converted $23,717 of the outstanding principal balance into 14,734,059 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $70,000 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $13,296 was recorded through interest expense. At March 31, 2018, the debt discount was $22,638.

2 Plus 2, LLC. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The July 31, 2017 2 Plus 2 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018 and December 31, 2017, the outstanding principal was $12,233. The accrued interest balance at March 31, 2018 and December 31, 2017 was $1,080 and $838. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $263 through interest expense. The balance of the OID discount at March 31, 2018 was $350. The effective interest rate at December 31, 2017 was 285%.

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

The July 31, 2017 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $2,550 was recorded through interest expense. At March 31, 2018, the debt discount was $3,401.

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 was $1,393.

L&H Inc. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 L&H Convertible Promissory Note”). The July 31, 2017 L&H Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. On January 17, 2018, the Company paid the July 31, 2017 Convertible Note in the amount of $25,000, with accrued interest of $939. In addition, the Company paid a prepayment penalty of $2,594.

The July 31, 2017 L&H Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 L&H Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $12,145 was recorded through interest expense. At March 31, 2018, the debt discount was $0.

In connection with the July 31, 2017 L&H Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.035 expiring in August 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2017 was $0.

Greentree Financial Group, Inc. August 1, 2017 Convertible Promissory Note

On August 1, 2017, the Company issued a Convertible Promissory Notes totaling $75,000 to a third-party for a purchase price of $67,500 (the “August 1, 2017 Convertible Promissory Note”). The August 1, 2017 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018 and December 31, 2017, the outstanding principal was $53,650. The accrued interest balance at March 31, 2018 and December 31, 2017 was $3,573 and $2,515, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,350 through interest expense. The balance of the OID discount at March 31, 2018 was $1,800. The effective interest rate at December 31, 2017 was 286%.

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

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $46,291 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $13,063 was recorded through interest expense. At March 31, 2018, the debt discount was $11,240.

In connection with the July 31, 2017 Convertible Promissory Note, the holder was issued 4,250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $28,709 recorded as a reduction to the carrying value of the July 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 was $15,407.

Additionally, the Company issued a $25,000 convertible promissory note for consulting services to be provided by Greentree Financial Group under a Financial Advisory Agreement (the “FAA July 2017 Convertible Promissory Note”). The FAA July 2017 Convertible Promissory Note has an annual interest rate of eight percent (8%) and is due on July 31, 2018. All unpaid principal and interest is due at maturity. The holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001. As of March 31, 2018 and December 31, 2017 the outstanding principal was $25,000. The accrued interest balance at March 31, 2018 and December 31, 2017 was $1,332 and $838, respectively. The effective interest rate at December 31, 2017 was 94%.

The July FAA July 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,667 which was recorded as a reduction in carrying value of the FAA July 2017 Convertible Note and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $4,167 was recorded through interest expense. At December 31, 2017, the debt discount was $5,556.

JSJ Investments, Inc. September 2017 Convertible Promissory Note

On September 20, 2017, the Company issued a Convertible Promissory Note totaling $110,000 to a third-party for a purchase price of $105,000 (the “September 2017 Convertible Promissory Note”). The September 2017 Convertible Promissory Note matures on June 20, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2018 and December 31, 2017, the outstanding principal was $90,000 and $110,000, respectively. The accrued interest balance at March 31, 2018 and December 31, 2017 was $5,293 and $3,074, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,625 through interest expense. The balance of the OID discount at March 31, 2018 was $1,125. The effective interest rate at December 31, 2017 was 110%.

The holder of the September 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The September 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.02 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the three months ended March 31, 2018 the holder of the Note converted $23,717 of the outstanding principal balance into 12,345,679 shares of Class A Common Stock.

The September 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $73,333 which was recorded as a reduction in carrying value of the September 2017 Convertible Promissory Note and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $38,500 was recorded through interest expense. At March 31, 2018, the debt discount was $16,500.

Vista Capital Investments, LLC October 2, 2017 Convertible Promissory Note

On October 2, 2017, the Company issued a Convertible Promissory Notes totaling $220,000 to a third-party for a purchase price of $200,000 (the “October 2, 2017 Convertible Promissory Note”). The October 2, 2017 Convertible Promissory Note matures on October 2, 2019, and accrues interest at a one-time interest charge rate of 8%. In addition, the Company agreed to issue the holder of the October 2, 2017 Convertible Promissory Note 3,000,000 commitment shares to induce the holder to enter into the Purchase Agreement. As of March 31, 2018 and December 31, 2017, the outstanding principal was $220,000. The accrued interest balance at March 31, 2018 and December 31, 2017 was $21,940 and $17,600, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $20,000. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,500 through interest expense. The balance of the OID discount at March 31, 2018 was $15,000. The effective interest rate at December 31, 2017 was 78%.

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

The October 2, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $101,200 which was recorded as a reduction in carrying value of the October 2, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $12,650 was recorded through interest expense. At March 31, 2018, the debt discount was $75,900.

Crown Bridge Partners, LLC November 2017 Convertible Promissory Note

On May 31, 2017, the Company issued a Convertible Promissory Notes totaling $46,000 to a third-party for a purchase price of $40,000 (the “November 2017 Convertible Promissory Note”). The November 2017 Convertible Promissory Note matures on November 13, 2018, and accrues interest at a rate of 5% per annum. As of March 31, 2018 and December 31, 2017, the outstanding principal was $46,000. The accrued interest balance at March 31, 2018 and December 31, 2017 was $870 and $302, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $6,000. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,500 through interest expense. The balance of the OID discount at March 31, 2018 was $3,500. The effective interest rate at December 31, 2017 was 300%.

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

The November 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $34,303 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $8,576 was recorded through interest expense. At March 31, 2018, the debt discount was $20,010.

In connection with the November 2017 Convertible Promissory Note, the holder was issued 920,000 warrants exercisable at $0.05 expiring in November 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $11,697 recorded as a reduction to the carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants at March 31, 2018 was $10,379.

Power Up Lending Group, Ltd. November 13, 2017 Convertible Promissory Note

On November 13, 2017, the Company issued a Convertible Promissory Notes totaling $68,000 to a third-party (the “November 13, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Note matures on August 20, 2018, and accrues interest at a rate of 12% per annum. As of March 31, 2018 and December 31, 2017, the outstanding principal was $68,000. The accrued interest balance at March 31, 2018 and December 31, 2017 was $3,085 and $1,073, respectively. The effective interest rate at December 31, 2017 was 114%.

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

The November 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $43,475 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $10,869 was recorded through interest expense. At March 31, 2018, the debt discount was $25,360.

EMA Financial, LLC December 13, 2017 Convertible Promissory Note

On December 13, 2017, the Company issued a Convertible Promissory Notes totaling $137,500 to a third-party for a purchase price of $125,000 (the “December 13, 2017 Convertible Promissory Note”). The December 13, 2017 Convertible Promissory Note matures on December 13, 2018, and accrues interest at a rate of 12% per annum. As of March 31, 2018 and December 31, 2017, the outstanding principal was $137,500. The accrued interest balance at March 31, 2018 and December 31, 2017 was $4,882 and $814, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $12,500. During the three months ended March 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,000 through interest expense. The balance of the OID discount at March 31, 2018 was $5,333. The effective interest rate at March 31, 2018 was 132%.

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

The December 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $91,667 which was recorded as a reduction in carrying value of the December 13, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2018 a charge to debt discount in the amount of $22,917 was recorded through interest expense. At March 31, 2018, the debt discount was $61,111.

RB Capital Partners, Inc. 2017 Convertible Promissory Notes

As of March 31, 2018 and December 31, 2017, the Company had outstanding $780,000 and $75,000, respectively, of unsecured convertible commercial promissory notes (the RB Capital Partners, Inc. 2017 Convertible Promissory Notes). The notes have a maturity of one year from the time of issuance and accrue interest at the rate of 12%. The accrued interest on the RB Capital Partners, Inc. Convertible Promissory Notes at March 31, 2018 and December 31, 2017 was $16,348 and $740, respectively. The effective interest rate at March 31, 2018 was 1212%.

On November 17, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The November 17, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the November 17, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $6,250 was recorded through interest expense. The debt discount at March 31, 2018 was $16,667.

On December 1, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The December 1, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the December 1, 2017 Convertible Promissory Note and offset in in mezzanine equity During the three months ended March 31, 2017 a charge to debt discount in the amount of $6,250 was recorded through interest expense. The debt discount at March 31, 2018 was $16,667.

On December 15, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $6,250 was recorded through interest expense. The debt discount at March 31, 2018 was $16,667.

On January 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $6,250 was recorded through interest expense. The debt discount at March 31, 2018 was $18,750.

On January 8, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the January 8, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $37,500 was recorded through interest expense. The debt discount at March 31, 2018 was $112,500.

On January 12, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $37,500 was recorded through interest expense. The debt discount at March 31, 2018 was $112,500.

On January 29, 2018, the Company issued a Convertible Promissory Note in the Amount of $30,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $16,667 was recorded through interest expense. The debt discount at March 31, 2018 was $25,000.

On February 6, 2018, the Company issued a Convertible Promissory Note in the Amount of $100,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The February 6, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $100,000 which was recorded as a reduction in carrying value of the On February 6, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $5,000 was recorded through interest expense. The debt discount at March 31, 2018 was $83,333.

On February 20, 2018, the Company issued a Convertible Promissory Note in the Amount of $115,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $115,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $9,583 was recorded through interest expense. The debt discount at March 31, 2018 was $105,417.

On March 5, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock.. The Note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On March 5, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $6,250 was recorded through interest expense. The debt discount at March 31, 2018 was $68,750.

On March 15, 2018, the Company issued a Convertible Promissory Note in the Amount of $60,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $60,000 which was recorded as a reduction in carrying value of the On March 15, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2017 a charge to debt discount in the amount of $5,000 was recorded through interest expense. The debt discount at March 31, 2018 was $55,000.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of March 31, 2018 and December 30, 2017:

	March 31, 2018	December 31, 2017

Convertible Promissory Note	$2,411,539	$1,854,106
Less: debt discount	(989,477)	(142,523)
Warrants	(45,326)	(60,994)
Total net carrying value	$1,376,737	$1,650,589

8. Income Taxes

No provision for federal income taxes has been recognized for the three months ended March 31, 2017 and twelve months ended December 31, 2017, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future, so a valuation allowance has been established for the full value of net deferred tax assets. The deferred tax asset consists of net operating loss carry forwards and a cumulative deferral of tax deductions under the Cash Basis of Accounting, which the Company utilizes for tax purposes. The Company has no deferred tax liabilities.

At March 31, 2018 and December 31, 2017, the Company has net operating loss carry forwards on a pretax basis of $5,172,206 and $4,336,530 respectively, resulting in future tax assets of $1,086,163 and $910,671, respectively for federal income tax purposes. This net operating loss carry forwards through December 31, 2017 may be carried forward in varying amounts until 2037 and may be limited in their use due to significant changes in the Company’s ownership. Net Operating Losses generated after December 31, 2018 have no expiration date. The Company also has a cumulative deferral of tax deductions under the Cash Basis of Accounting on a pretax basis of $1,317,489 and $938,930, respectively, resulting in future tax assets of $210,838 and $197,175, respectively, for federal income tax purposes. This cumulative deferral of tax deductions varies each year with the Company’s operations and will be deductible in future periods.

The Company has revalued its deferred tax asset and the corresponding valuation allowance for the change in the corporate tax rate beginning in January, 2018. As of December 31, 2017, the Company reduced the deferred tax asset by $189,154 and the corresponding valuation allowance by the same amount for the decrease of the corporate tax rate from 34% to 21%.

9. Shareholder Deficit

The Company currently has an equity line of credit with Bellridge Capital, LLC whereas upon certain terms and conditions the Company has the right to issue and sell up to $2,500,000 worth of shares of the Company’s common Stock. During the three months ended March 31, 2018 the Company drew down $79,500 on the equity line of credit and issued Bellridge Capital, LLC 27,083,334 shares of the Company’s Class A Common Stock.

During the three months ended March 31, 2018, the Company issued 30,000,000 shares of Class A Common Stock for third-party services rendered. The fair market value of the services rendered were $150,000.

10. Contingencies

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes and lawsuits. Management believes that any outcome of such contingences will not have a material impact on the Company’s financial position or results of future operations.

11. Subsequent Events

On April 3, 2018, Zenergy Power & Gas, Inc. (“ZP&G”), a Texas corporation formerly known as Zen Energy Inc., and a wholly-owned subsidiary of Zenergy Brands, Inc., a Nevada corporation (the “Company”) consummated the purchase of 87.37% of the issued and outstanding equity interests (the “Purchased Interests”) of Enertrade Electric, LLC, a Texas limited liability company (“Enertrade”), from Luccirelli & Gomez, LLC (“L&G”) and TCN Holdings, LLC (“TCN” and together with L&G, collectively, the “Sellers”) , pursuant to the terms and conditions of that certain Equity Interest Purchase Agreement, dated January 20, 2017, by and among ZP&G, Enertrade, the Sellers, and Genaro Gomez Castanares and Donnie Goodwin (the “Principals”), the principals of the Sellers (as amended by that certain First Amendment to Equity Interest Purchase Agreement dated March 20, 2017 and as further amended by that certain Second Amendment to Equity Interest Purchase Agreement dated October 31, 2017, collectively, the “Purchase Agreement”). ZP&G, Enertrade, the Sellers and the Principals are referred to collectively as the “Parties”.

The aggregate consideration paid by ZP&G for the Purchased Interests was $1,650,000 as adjusted for Enertrade’s closing date working capital, indebtedness and unpaid transaction costs, and consisted of (i) cash consideration of $500,000 which was paid at the closing and (ii) the delivery at the closing of an interest free promissory note in favor of the Sellers (the “Note”) with an original principal amount of $1,150,000. The principal amount of the Note was subject to reduction to the extent that the estimated closing date adjustments exceeded $500,000 and the other adjustments set forth thereunder. The Note is payable in two installments, $650,000 (or 100% of the then outstanding principal balance, if less) is due and payable on July 2, 2018 and the remaining principal balance (subject to adjustments under the Note) is due on November 2, 2018. The Note was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and was offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or other appropriate exemptions promulgated under the Securities Act.

On March 28, 2018 the Company entered into a Managed Service Agreement (“MESA”) with Tanglewood Resort. The term of the MESA is effective as of March 28, 2018 and expires in seven (7) years from the completion date. The total gross payments under the MESA is approximately $300,000. The Company intends to complete the project during the three months ended June 2018.

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

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of March 31, 2018, and the results of operations for the three months ended March 31, 2018. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2017 included in the Company’s Form 10, filed with the SEC.

Business Overview

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

Three Months Ended March 30, 2018 Compared to Three Months Ended March 31, 2017

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q.. For comparative purposes, we are comparing the three months ended March 31, 2018, to the three months ended March 31, 2017.

Revenue. Total revenue was $301,809 for the three months ended March 31, 2018 compared to $4,832 for the three months ended March 31, 2017. The increase is primarily a result of the Company’s launch of its Managed Energy Services.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the three months ended March 31, 2018 of $208,341 compared to $7,491 for the three months ended March 31, 2017. The increase is a result of increases in our sales. Our gross profit (loss) for the three months ended March 31, 2018 was $93,468 compared to ($2,659) for the three months ended March 31, 2017. The increases are a result of increases in our sales.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $750,861 and $478,968 for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our MESA product and service offering and ramping up our sales efforts, consisting primarily of increases in salary and wages of approximately $25,140, contractor and consulting expense of $212,000, and rent of $18,000.

Loss from operations and net loss. Loss from operations and net loss were ($906,985) and ($545,677) for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,272,433 as of March 31, 2018 compared to a working capital deficit of $2,154,380 as of December 31, 2017 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $642,016 offset by current liabilities of $2,914,449 as of March 31, 2018 and total current assets of $83,990 offset by current liabilities of $2,238,370 as of December 31, 2017.

Net cash flow used in operating activities was $414,010 for the three months ended March 31, 2018 as compared to net cash flows provided in operating activities of $425,444 for the three months ended March 31, 2017. Net cash flow used in investing activities was $332,806 for the three months ended March 31, 2018 as compared to $17,706 for the three months ended March 31, 2017.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash provided by financing activities was $1,277,000 for the three months ended March 31, 2018 as compared to $402,500 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received $79,500 from the sale of common stock, $705,000 from proceeds from convertible promissory notes, and $600,000 from proceeds for a stock subscription.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business. We are also obligated to pay interest and principal under outstanding promissory notes. See Footnote 5 of our unaudited financial statement for three months ended March 31, 2018.

Going Concern

The accompanying audited financial statements for the three months ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of $906,985 for the three months ended March 31, 2018, and $545,677 loss for the three months ended March 31, 2017, and an accumulated deficit of $6,538,996 as of March 31, 2018.

The Company had a working capital deficit of $2,272,433 and negative cash flow from continuing operating activity of $414,010 at March 31, 2018. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next twelve months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at March 31, 2018 and December 31, 2017were $558,033 and $27,849, respectively.

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

Recent Accounting Pronouncements

We implemented all new accounting standards that are in effect and that may impact its consolidated financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operation.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2018. The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute assurance that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective as of March 31, 2018 since the following material weaknesses exist:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

ZENERGY BRANDS, INC.

Date: May 21, 2018	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer and Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

