Form 10-Q
period 2018-09-30
ZENERGY BRANDS, INC.
filed 2018-11-15
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,264,623,336 of Class A Common shares outstanding, 10,000,000 of Class B Common Shares outstanding, and 600,000 Preferred Shares Series A outstanding as of November 12, 2018.

ZENERGY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENERGY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	unaudited	audited
ASSETS
Current Assets
Cash and cash equivalents	$21,569	$27,849
Accounts receivable, net	198,210	7,971
Current potion of financing receivables, net	42,867	7,971
Related party receivable	-	10,578
Other assets	155,706	3,526
Inventory	25,952	-
Prepaid expenses	96,250	34,066
Total current assets	540,554	83,990
Long-term assets
Financing receivables, net	1,231,004	54,378
Investment	500,000	-
Goodwill	1,238,735	-
Intangible assets	230,000	-
Other long-term assets	-	10,631
Total long-term assets	3,199,739	65,009
Fixed Assets
Property, plant, equipment	208,762	156,955
Less: Amortization	(76,691)	(11,072)
Total fixed assets	132,071	145,883
Total assets	$3,872,364	$294,882

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$591,620	$389,520
Related party accounts payable	145,175	60,312
Accrued liabilities	295,621	-
Accrued interest	356,577	133,519
Accrued payroll	55,832	353,793
Deferred revenue	20,085	520
Deferred tax liability	5,896	-
Other current liabilities	-	21,579
Subscription liabilities	74,000	44,000
Related party convertible promissory note, net	205,000	169,000
Notes payable	1,776,064	19,464
Convertible promissory notes, net	1,785,466	1,046,663
Suspense	-	-
Total current liabilities	5,311,336	2,238,370
Long-term Liabilities
Deferred revenue	1,031,874	3,743
Convertible promissory note, net	-	-
Total long-term liabilities	1,031,874	3,743
Total Liabilities	6,343,210	2,242,113

Minority interest in subsidiary	-	-

Mezzanine Equity
Beneficial conversion feature	649,012	693,076
Warrants	38,693	81,530
Total Mezzanine equity	687,705	774,606

Shareholders’ deficit
Class A Common stock par value $.001, 4,200,000,000 shares authorized, 1,870,337,322 and 973,105,369 issued and outstanding, respectively	1,870,337	973,105
Class B Common stock par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 600,000 and 0, respectively issued and outstanding	600	500
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	3,525,200	1,926,569
Accumulated deficit	(8,564,688)	(5,632,011)
Total shareholders’ deficit	(3,158,551)	(2,721,837)
Total liabilities & shareholders’ deficit	$3,872,364	$294,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	unaudited	unaudited	unaudited	unaudited

Revenue	$440,479	$13,460	$1,206,534	$23,585

Cost of goods sold	410,027	3,450	973,457	25,570

Gross profit (loss)	30,452	10,010	233,077	(1,985)

Operating expenses
Selling, general and administrative expenses	649,615	641,343	2,556,496	1,790,696
Amortization expense	4,044	4,041	13,813	7,031
Total Operating Expense	653,659	645,384	2,570,309	1,797,727
Operating loss	(623,207)	(635,374)	(2,337,232)	(1,799,712)

Other income (expense)
Interest income	2,186	-	6,966	-
Depreciation Expense	(12,444)	-	(12,444)	-
Forgiveness of debt	-	-	313,500	-
Loss on extinguishment of debt	-	-	(52,024)	-
Tax expense	102	-	204	-
Interest expense	(471,336)	(197,095)	(1,517,442)	(364,710)
Total other expense	(481,492)	(197,095)	(1,261,240)	(364,710)

Net loss	$(1,104,699)	$(832,469)	$(3,598,472)	$(2,164,422)

Per share information:
Net loss per share - basic	$(0.002)	$(0.001)	$(0.005)	$(0.002)

Weighted average shares outstanding - basic	584,100,730	898,540,985	751,836,198	875,360,417

Weighted average shares outstanding - diluted	2,152,766,488	1,202,501,985	2,320,501,956	1,179,321,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Accumulated	Additional Paid-in-
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Capital	Total

December 31, 2016 - Audited	853,262,525	$853,262	10,000,000	$10,000	-	$-	$(2,328,890)	$274,903	$(1,190,725)

Net Loss	-	-	-	-	-	-	(3,303,121)	-	(3,303,121)

Conversion of warrants	919,091	919					-	(919)	-

Conversion of notes payable	38,053,031	38,053	-	-	-	-	-	103,197	141,250

Conversion of mezzanine equity	-	-	-	-	-	-	-	858,350	858,350

Class A common stock issued	68,514,143	68,514	-	-	-	-	-	410,385	478,899

Series A preferred stock issued	-	-	-	-	500,000	500	-	124,500	125,000

Common stock issued for service and fees	12,356,579	12,357	-	-	-	-	-	156,153	168,510

December 31, 2017 - Audited	973,105,369	$973,105	10,000,000	$10,000	500,000	$500	$(5,632,011)	$1,926,569	$(2,721,837)

Net Loss	-	-	-	-	-	-	(3,598,472)	-	(3,598,472)

April 3, 2018 Acquisition							665,795	-	665,795

Extinguishment of debt	-	-	-	-	-	-	-	52,024	52,024

Conversion of warrants	35,344,129	35,344					-	7,286	42,630

Conversion of notes payable	577,013,000	577,013	-	-	-	-	-	49,589	626,602

Conversion of mezzanine equity	-	-	-	-	-	-	-	1,182,234	1,182,234

Stock issued in subsidiary	-	-	-	-	-	-	-	200,000	200,000

Class A common stock issued	216,284,501	216,285	-	-	-	-	-	(201,302)	14,983

Series A preferred stock issued	-	-	-	-	100,000	100	-	99,900	100,000

Common stock issued for service and fees	68,590,323	68,590	-	-	-	-	-	208,900	277,490

September 30, 2018 31, 2018 - Unaudited	1,870,337,322	1,870,337	10,000,000	10,000	600,000	600	(8,564,688)	3,525,200	(3,158,551)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	September 30, 2018	September 30, 2017

OPERATING ACTIVITIES
Net Loss	$(3,598,472)	$(2,164,422)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	1,232,376	262,736
Amortization of software	13,813	7,031
Depreciation expense	12,444
Conversion of cashless warrants	42,630	-
Compensation and fees paid in stock	277,490	107,400
Loss on extinguishment of debt	52,024	-
Changes in operating assets and liabilities		-
Accounts receivable, net	(198,210)	(15,360)
Prepaid expenses and other current assets	(240,316)	(60,682)
Related party receivable	10,578	-
Goodwill	(1,238,735)	-
Intangible assets	(230,000)	-
Other long-term assets	10,631	-
Accounts payable and other current liabilities	186,417	215,228
Accounts payable related party	84,863	-
Accrued liabilities	295,621	-
Accrued interest	223,058	63,993
Accrued payroll	(297,961)	124,486
Deferred revenue	1,047,696	-
Net cash used in provided in operating activities	(2,314,053)	(1,459,590)

INVESTING ACTIVITIES
Investment in subsidiary	165,795	-
Financing receivable extended	(1,211,522)	-
Software	-	(92,746)
Net cash used in investing activities	(1,045,727)	(92,746)

FINANCING ACTIVITIES
Assets acquired in acquisition	1,150,000	-
Proceeds from issuance of preferred stock	100,000	125,000
Proceeds from issuance of common stock	79,500	429,050
Proceeds from issuance of stock in subsidiary	200,000	20,000
Proceeds from issuance of stock subscription in subsidiary	30,000	-
Proceeds from sale of minority interest	-	-
Proceeds from notes payable	600,000	40,000
Proceeds from convertible promissory notes	1,314,000	917,000
Pay down of convertible promissory notes	(120,000)	-
Net cash provided by financing activities	3,353,500	1,531,050

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$27,849	$51,710
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$21,569	$30,424

Supplemental disclosure of non cash transactions
Conversion of notes payable and interest to common stock	$521,814	$-

Cash paid for interest expense	$1,219	$2,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Allowance for Doubtful Accounts - The determination of collectability of the Company’s accounts receivable requires management to make judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level that management considers appropriate based on historical trends of write-offs, recoveries and credit losses, aging of accounts, and projected economic and market conditions. Different assumptions or changes in the economic circumstances could result in changes to the allowance. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. At April 2, 2018 and December 31, 2017, the allowance for doubtful accounts totals $27,510.

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

Prepaid Expenses – As of September 30, 2018, and December 31, 2017 prepaid expenses totaled $96,250 and $34,066, respectively. The balance of prepaid expenses consists of business insurance and rent related expenses.

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

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017

Related party convertible promissory notes	83,333,333	56,333,333
Related Party Warrants	32,166,767	32,166,667
Convertible promissory notes	1,375,004,658	299,860,000
Warrants	78,161,000	19,161,000
Diluted shares outstanding	1,568,665,758	407,521,000

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At September 30, 2018 and December 31, 2017, the Company has recorded a tax liability of $6,100 at September 30, 2018 against its net deferred tax assets due to the uncertainty these assets will be used in the future. A charge in the amount of $204 was recorded in interest expense and offset to the deferred tax liability at September 30, 2018.

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

3. Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 as of the required effective date of December 31, 2016. The Company performed a working capital analysis as of September 30, 2018 and December 31, 2016 to determine whether or not this disclosure was appropriate and included the additional disclosure.

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the nine months ended September 30, 2018 and year ended December 31, 2017.

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the nine months ended September 30, 2018 and 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of ($3,598,472) and ($2,164,422) for the nine months ended September 30, 2018 and 2017, respectively, and an accumulated deficit of ($8,564,668) at September 30, 2018. At September 30, 2018 and 2017 the Company had a working capital deficit of ($4,770,782) and ($2,154,380), respectively, and negative cash flow from continuing operating activity of ($2,314,053) and ($2,314,053), respectively, for the nine months ended September 30, 2018, and 2017.

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

4. Finance Receivables

Finance receivables include sales-type leases arising from the Master Energy Sales Agreements (“MESA”) that the Company enters into with its customers. The receivables are collateralized by a security interest in the underlying assets. Finance receivables, net are related to the sales-type leases under ASC 842 (“Leases”), and are as follows at September 30, 2018:

Gross receivables sales	$2,062,543
Deferred implied interest	(788,672)
Finance receivables, net	1,273,871
Less current portion of finance receivables, net	(42,867)
Finance receivables due after one year	$1,231,004

5. Notes Payable

On March 29, 2017, the Company entered into a promissory note agreement (the “March 2017 Promissory Note”) with a third-party in the amount of $40,000. The promissory note carries an interest rate of 10% per annum and had an original maturity date of May 15, 2017. The principal balance of the note at September 30, 2018 was $40,000, and accrued interest was $4,022. As additional consideration for entering into the note, the Company issued to the third-party note holder a warrant for the purchase of 1,000,000 shares of common stock in the Company, exercisable at two cents ($0.02) per share for a period of one year from the date of issue. The note maturity was extended to May 15, 2018 and additional warrants were issued allowing the holder to purchase an additional seventeen million (17,000,000) shares of the Company’s common stock. Terms of the warrant options are the same terms as the original warrant issued with the March 29, 2017 Note.

The Company determined the fair value of the warrants which resulted in a debt discount of $31,347 which was recorded as a reduction in carrying value of the March 2017 Promissory Note and offset in mezzanine equity. The balance of the debt discount for the warrants issued at September 30, 2018 was $13,936.

On March 26, 2018 the Company entered into a promissory note agreement (the “March 2018, Promissory Note”) with a third-party in the amount of $600,000. The promissory note carries an interest rate of 10% per annum. The principal balance, and accrued interest of the note at September 30, 2018 was $600,000, and $35,172, respectively. The maturity date of the promissory note is March 26, 2019.

6. Related Party Convertible Promissory Note

As of September 30, 2018 and December 31, 2017, the Company had an outstanding related party convertible promissory note of $205,000 and $169,000, respectively, with a maximum availability of $250,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at September 30, 2018, and December 31, 2017 was $205,000 and $169,000, respectively, and accrued interest was $11,693 and $8,021, respectively, and is due on December 31, 2018 at which time all unpaid principal and interest is due. The effective interest rate at September 30, 2018 was 114%.

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

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,660 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At September 30, 2018, and December 31, 2017, the debt discount was $0.

In connection with the Related Party Convertible Promissory Note, the holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At September 30, 2018 and December 31, 2017 the debt discount was $0.

7. Convertible Promissory Notes and Warrants

Ziegler September 2016 Convertible Promissory Note

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matures on September 5, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018 and December 31, 2017, the outstanding principal was $300,000. The accrued interest balance at September 30, 2018 and December 31 2017, was $52,533 and $39,534, respectively. The effective interest rate at September 30, was 82%.

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

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $52,896 and $80,171 was expensed through interest expense during the nine months ended September 30, 2018 and year ended December 31, 2017, respectively. At September 30, 2018 the debt discount was $0.

In connection with the September 2016 Convertible Promissory Note, the holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018. The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 and December 31, 2017, $0 and $10,039, respectively.

Steffan –Ziegler November 2016 Convertible Promissory Notes

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third-parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes mature on November 24, 2018, and accrues interest at a rate of 10% per annum. As of September 30, 2018 and December 31, 2017, the outstanding principal was $200,000. The accrued interest balance at September 30, 2018 and December 31, 2017 was $37,194 and $22,027, respectively. The effective interest rate at September 30, 2018 was 79%.

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

The November 2016 Convertible Promissory Notes contained beneficial conversion features which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the nine months ended September 30, 2018 and twelve months ended December 31, 2017 a charge to debt discount in the amount of $37,171 and $49,562 was expensed through interest expense, respectively. At September 30, 2018 and December 31, 2017, the debt discount was $8,260 and $45,431, respectively.

In connection with the November 2016 Convertible Promissory Notes, the holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019. The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 and December 31, 2017 was $803 and $5,832, respectively.

Collision Capital, LLC March 15, 2017 Convertible Promissory Note

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $50,000 to a third-party (the “March 15, 2017 Convertible Promissory Note”). The March 15, 2017 Convertible Promissory Note matured on March 15, 2018, and accrues interest at a rate of 12% per annum. As of September 30, 2018 and December 31, 2017, the outstanding principal was $50,000. The accrued interest balance at September 30, 2018 and December 31, 2017 was $10,624 and $2,958, respectively.

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

The March 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $38,308 which was recorded as a reduction in carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $8,168 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the March 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in March 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $2,951 recorded as a reduction to the carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $0.

Bellridge Capital, LP April 2017 Convertible Promissory Note

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matured on April 25, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018 and December 31, 2017, the outstanding principal was $82,500. The accrued interest balance at September 30, 2018 and December 31, 2017 was $14,290 and $6,781. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $2,500 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, 2018 was 85%.

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

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $18,544 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the April 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $453.

Bellridge Capital, LP June 2017 Convertible Promissory Note

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matured on June 20, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of June 30, 2018, and December 31, 2017 the outstanding principal was $187,000. The accrued interest balance at September 30, 2018, and December 31, 2017 was $28,712 and $11,927, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $18,700. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $9,350 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, 2017 was 131%.

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

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $65,666 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the June 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $3,888.

Auctus Fund, LLC July 28, 2017 Convertible Promissory Note

On July 28, 2017, the Company issued a Convertible Promissory Note totaling $200,000 to a third-party for a purchase price of $195,000 (the “July 28, 2017 Convertible Promissory Note”). The July 28, 2017 Convertible Promissory Note matured on April 28, 2018, and accrues interest at a rate of 10% per annum. As of September 30, 2018 and December 31, 2017, the outstanding principal was $82,432 and $141,373, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $5,464 and $1,425, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $1,577 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, 2018 was 121%.

The holder of the July 28, 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 28, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 28, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.04 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the nine months ended September 30, 2018 the holder of the Note converted $58,941 of the outstanding principal balance, and $8,954 of accrued interest into 43,500,000 shares of Class A Common Stock.

The July 28, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $136,699 which was recorded as a reduction in carrying value of the July 28, 2017 Convertible Promissory Note and offset in additional paid in capital. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $51,764 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the July 28, 2017 Convertible Promissory Note, the holder was issued 666,000 warrants exercisable at $0.03 expiring in July 2022. The Company determined the fair value of the warrants which resulted in a debt discount of $3,366 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $2,015.

Morningview Financial, LLC July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $105,000 to a third-party for a purchase price of $100,000 (the “July 31, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Notes matures on July 31, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018 and December 31, 2017, the outstanding principal was $39,983 and $105,000, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $8,846 and $4,401, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $2,158 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, 2018 was 163%.

The holder of the July 31, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the nine months ended September 30, 2018 the holder of the Note converted $52,017 of the outstanding principal balance into 35,150,726 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $70,000 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $35,933 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

2 Plus 2, LLC. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The July 31, 2017 2 Plus 2 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018 and December 31, 2017, the outstanding principal was $12,233. The accrued interest balance at September 30, 2018 and December 31, 2017 was $1,562 and $838. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $525 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, was 285%.

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

The July 31, 2017 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $5,100 was recorded through interest expense. At September 30, 2018, the debt discount was $0

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $1,063.

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

The July 31, 2017 L&H Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 L&H Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $12,145 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the July 31, 2017 L&H Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.035 expiring in August 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $0.

Greentree Financial Group, Inc. August 1, 2017 Convertible Promissory Note

On August 1, 2017, the Company issued a Convertible Promissory Notes totaling $75,000 to a third-party for a purchase price of $67,500 (the “August 1, 2017 Convertible Promissory Note”). The August 1, 2017 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018 and December 31, 2017, the outstanding principal was $0 and $53,650, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $0 and $2,515, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $2,700 through interest expense. The balance of the OID discount at September 30, 2018 was $0.

The holder of the August 1, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The August 1, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The August 1, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the nine months ended September 30, 2018 the holder of the Note converted $53,650 of the outstanding principal balance, and $8,077 of accrued interest into 48,092,968 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $46,291 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $24,303 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the July 31, 2017 Convertible Promissory Note, the holder was issued 4,250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $28,709 recorded as a reduction to the carrying value of the July 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $0.

Additionally, the Company issued a $25,000 convertible promissory note for consulting services to be provided by Greentree Financial Group under a Financial Advisory Agreement (the “FAA July 2017 Convertible Promissory Note”). The FAA July 2017 Convertible Promissory Note has an annual interest rate of eight percent (8%) and is due on July 31, 2018. All unpaid principal and interest is due at maturity. The holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001. As of September 30, 2018 and December 31, 2017 the outstanding principal was $0, and $25,000, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $0 and $838, respectively. During the nine months ended September 30, 2018 the holder of the Note converted $25,000 of the outstanding principal balance, and $6,638 of accrued interest into 15,508,824 shares of Class A Common Stock.

The July FAA July 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,667 which was recorded as a reduction in carrying value of the FAA July 2017 Convertible Note and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $9,723 was recorded through interest expense. At September 30, 2018 the debt discount was $0.

JSJ Investments, Inc. September 2017 Convertible Promissory Note

On September 20, 2017, the Company issued a Convertible Promissory Note totaling $110,000 to a third-party for a purchase price of $105,000 (the “September 2017 Convertible Promissory Note”). The September 2017 Convertible Promissory Note matured on June 20, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018 and December 31, 2017, the outstanding principal was $15,000 and $110,000, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $7,378 and $3,074, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $3,188 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, 2018 was 110%.

The holder of the September 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The September 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.02 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the nine months ended September 30, 2018 the holder of the Note converted $95,000 of the outstanding principal balance into 77,000,850 shares of Class A Common Stock.

The September 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $73,333 which was recorded as a reduction in carrying value of the September 2017 Convertible Promissory Note and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $41,575 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

Vista Capital Investments, LLC October 2, 2017 Convertible Promissory Note

On October 2, 2017, the Company issued a Convertible Promissory Notes totaling $220,000 to a third-party for a purchase price of $200,000 (the “October 2, 2017 Convertible Promissory Note”). The October 2, 2017 Convertible Promissory Note matures on October 2, 2019, and accrues interest at a one-time interest charge rate of 8%. In addition, the Company agreed to issue the holder of the October 2, 2017 Convertible Promissory Note 3,000,000 commitment shares to induce the holder to enter into the Purchase Agreement. As of September 30, 2018 and December 31, 2017, the outstanding principal was $121,000 and $220,000, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $26,842 and $17,600, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $20,000. During the nine months September 30, 2018 a charge to the OID debt discount was recorded in the amount of $5,000 through interest expense. The balance of the OID discount at September 30, 2018 was $10,000. The effective interest rate at September 30, 2018 was 78%.

The holder of the October 2, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The October 2, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The October 2, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015. During the nine months ended September 30, 2018 the holder of the Note converted $99,000 of the outstanding principal balance into 109,964,727 shares of Class A Common Stock.

The October 2, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $101,200 which was recorded as a reduction in carrying value of the October 2, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $37,950 was recorded through interest expense. At September 30, 2018, the debt discount was $50,600.

Crown Bridge Partners, LLC November 2017 Convertible Promissory Note

On May 31, 2017, the Company issued a Convertible Promissory Notes totaling $46,000 to a third-party for a purchase price of $40,000 (the “November 2017 Convertible Promissory Note”). The November 2017 Convertible Promissory Note matures on November 13, 2018, and accrues interest at a rate of 5% per annum. As of September 30, 2018 and December 31, 2017, the outstanding principal was $0 and $46,000, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $0 and $302, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $6,000. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $6,000 through interest expense. The balance of the OID discount at September 30, 2018 was $0.

The holder of the May 31, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The May 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The May 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015. During the nine months ended September 30, 2018 the holder of the Note converted $46,000 of the outstanding principal balance, and $1,488 of accrued interest into 45,585,196 shares of Class A Common Stock.

The November 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $34,303 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $28,475 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

In connection with the November 2017 Convertible Promissory Note, the holder was issued 920,000 warrants exercisable at $0.05 expiring in November 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $11,697 recorded as a reduction to the carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $0.

Power Up Lending Group, Ltd. November 13, 2017 Convertible Promissory Note

On November 13, 2017, the Company issued a Convertible Promissory Notes totaling $68,000 to a third-party (the “November 13, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Note matures on August 20, 2018, and accrues interest at a rate of 12% per annum. As of September 30, 2018 and December 31, 2017, the outstanding principal was $0 and $68,000, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $0 and $1,073, respectively.

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

The Conversion Price shall be equal to: (A) if the Market Price is greater than or equal to $0.011, the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); and (B) if the Market Price is less than $0.011 the lesser of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the nine months ended September 30, 2018 the holder of the Note converted $68,000 of the outstanding principal balance, and $3,085 of accrued interest into 31,647,981 shares of Class A Common Stock.

The November 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $43,475 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $36,229 was recorded through interest expense. At September 30, 2018, the debt discount was $0.

EMA Financial, LLC December 13, 2017 Convertible Promissory Note

On December 13, 2017, the Company issued a Convertible Promissory Notes totaling $137,500 to a third-party for a purchase price of $125,000 (the “December 13, 2017 Convertible Promissory Note”). The December 13, 2017 Convertible Promissory Note matures on December 13, 2018, and accrues interest at a rate of 12% per annum. As of September 30, 2018 and December 31, 2017, the outstanding principal was $99,170 and $137,500, respectively. The accrued interest balance at September 30, 2018 and December 31, 2017 was $12,231 and $814, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $12,500. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $4,000 through interest expense. The balance of the OID discount at September 30, 2018 was $0. The effective interest rate at September 30, 2018 was 132%.

The holder of the December 13, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the, then the Conversion Price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001. The Company may prepay the EMA note subject to a prepayment factor. The prepayment factor shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and thirty five percent (135%) if the optional prepayment date occurs on or before the date which is ninety (90) days following the issue date. During the nine months ended September 30, 2018 the holder of the Note converted $38,330 of the outstanding principal balance into 60,000,000 shares of Class A Common Stock.

The December 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $91,667 which was recorded as a reduction in carrying value of the December 13, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $68,751 was recorded through interest expense. At September 30, 2018, the debt discount was $15,278.

RB Capital Partners, Inc. 2017 Convertible Promissory Notes

As of September 30, 2018 and December 31, 2017, the Company had outstanding $1,092,500 and $75,000, respectively, of unsecured convertible commercial promissory notes (the RB Capital Partners, Inc. 2017 Convertible Promissory Notes). The notes have a maturity of one year from the time of issuance and accrue interest at the rate of 12%. The accrued interest on the RB Capital Partners, Inc. Convertible Promissory Notes at September 30, 2018 and December 31, 2017 was $91,103 and $740, respectively. The effective interest rate at September 30, 2018 was 1212%.

On November 17, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The November 17, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the November 17, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $18,250 was recorded through interest expense. The debt discount at September 30, 2018 was $4,167. During the nine months ended September 30, 2018 the Company paid down $12,500 towards the principal balance.

On December 1, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The December 1, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the December 1, 2017 Convertible Promissory Note and offset in in mezzanine equity During the nine months ended September 30, 2018 a charge to debt discount in the amount of $18,250 was recorded through interest expense. The debt discount at September 30, 2018 was $4,167.

On December 15, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $18,250 was recorded through interest expense. The debt discount at September 30, 2018 was $4,167.

On January 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $18,250 was recorded through interest expense. The debt discount at September 30, 2018 was $4,167.

On January 8, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the January 8, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $79,167 was recorded through interest expense. The debt discount at September 30, 2018 was $58,333.

On January 12, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $79,167 was recorded through interest expense. The debt discount at September 30, 2018 was $58,333.

On January 29, 2018, the Company issued a Convertible Promissory Note in the Amount of $30,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $16,250 was recorded through interest expense. The debt discount at September 30, 2018 was $11,250.

On February 6, 2018, the Company issued a Convertible Promissory Note in the Amount of $100,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The February 6, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $100,000 which was recorded as a reduction in carrying value of the On February 6, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $45,833 was recorded through interest expense. The debt discount at September 30, 2018 was $45,833.

On February 20, 2018, the Company issued a Convertible Promissory Note in the Amount of $115,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $115,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $42,500 was recorded through interest expense. The debt discount at September 30, 2018 was $62,917.

On March 5, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock.. The Note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On March 5, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2017 a charge to debt discount in the amount of $29,167 was recorded through interest expense. The debt discount at September 30, 2018 was $39,583.

On March 15, 2018, the Company issued a Convertible Promissory Note in the Amount of $60,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $60,000 which was recorded as a reduction in carrying value of the On March 15, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $24,167 was recorded through interest expense. The debt discount at September 30, 2018 was $30,833.

On April 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On April 2, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $37,500 was recorded through interest expense. The debt discount at September 30, 2018 was $37,500.

On April 11, 2018, the Company issued a Convertible Promissory Note in the Amount of $50,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On April 11, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $25,000 was recorded through interest expense. The debt discount at September 30, 2018 was $25,000.

On May 3, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On May 3, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the six months ended September 30, 2018 a charge to debt discount in the amount of $31,250 was recorded through interest expense. The debt discount at September 30, 2018 was $43,750.

On May 14, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On May 14, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $31,250 was recorded through interest expense. The debt discount at September 30, 2018 was $43,750.

On May 30, 2018, the Company issued a Convertible Promissory Note in the Amount of $50,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $50,000 which was recorded as a reduction in carrying value of the On May 14, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $16,667 was recorded through interest expense. The debt discount at September 30, 2018 was $33,333.

Power Up Lending Group, Ltd. April 2, 2018 and May 22, 2018 Convertible Promissory Note

On April 2, 2018, the Company issued a Convertible Promissory Notes totaling $53,000 to a third-party (the “April 2018 Convertible Promissory Note”). The April 2018 Convertible Promissory Note matures on January 20, 2019, and accrues interest at a rate of 12% per annum. As of September 30, 2018, the outstanding principal was $53,000. The accrued interest balance at September 30, 2018 was $3,728. The effective interest rate at September 30, 2018 was 114%.

On May 22, 2018, the Company issued a Convertible Promissory Notes totaling $45,000 to a third-party (the “May 2018 Convertible Promissory Note”). The May 2018 Convertible Promissory Note matures on March 1, 2019, and accrues interest at a rate of 12% per annum. As of September 30, 2018, the outstanding principal was $45,000. The accrued interest balance at September 30, 2018 was $2,278. The effective interest rate at September 30, 2018 was 114%.

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

The Conversion Price shall be equal to: (A) if the Market Price is greater than or equal to $0.011, the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); and (B) if the Market Price is less than $0.011 the lesser of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the nine months ended September 30, 2018 the holder of the Note converted $68,000 of the outstanding principal balance, and $3,085 of accrued interest into 31,647,981 shares of Class A Common Stock.

The April 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $35,333 which was recorded as a reduction in carrying value of the April 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $26,500 was recorded through interest expense. At September 30, 2018, the debt discount was $8,833.

The May 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the May 2018 Convertible Promissory Note and offset in in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $15,000 was recorded through interest expense. At September 30, 2018, the debt discount was $14,860.

2 Plus 2, LLC. September 4, 2018 Convertible Promissory Note

On September 4, 2018 the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The September 4, 2018 2 Plus 2 Convertible Promissory Note matures on September 4, 2019, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018, the outstanding principal was $25,000. The accrued interest balance at September 30, 2018 was $121. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $208 through interest expense. The balance of the OID discount at September 30, 2018 was $2,292. The effective interest rate at September 30, 2018, was 285%.

The holder of the September 4, 2018 2 Plus 2 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 4, 2018 2 Plus 2 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The September 4, 2018 2 Plus 2 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The September 4, 2018 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,211 which was recorded as a reduction in carrying value of the September 4, 2018 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $1,351 was recorded through interest expense. At September 30, 2018, the debt discount was $14,860

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 12,500,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $8,789 recorded as a reduction to the carrying value of the September 4, 2018 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $8,137.

Greentree Financial Group, Inc. September 27, 2018 Convertible Promissory Note

On September 27, 2018, the Company issued a Convertible Promissory Notes totaling $75,000 to a third-party for a purchase price of $67,500 (the “September 27, 2018 Convertible Promissory Note”). The September 27, 2018 Convertible Promissory Note matures on September 27, 2019, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of September 30, 2018, the outstanding principal was $75,000. The accrued interest balance at September 30, 2018 and was $1,426. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the nine months ended September 30, 2018 a charge to the OID debt discount was recorded in the amount of $542 through interest expense. The balance of the OID discount at September 30, 2018 was $6,958.

The holder of the September 27, 2018 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 27, 2018 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The September 27, 2018 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001.

The September 27, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $58,369 which was recorded as a reduction in carrying value of the September 27, 2018 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended September 30, 2018 a charge to debt discount in the amount of $4,864 was recorded through interest expense. At September 30, 2018, the debt discount was $59,505.

In connection with the September 27, 2018 Convertible Promissory Note, the holder was issued 37,500,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $8,369 recorded as a reduction to the carrying value of the September 27, 2018 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at September 30, 2018 was $6,958.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of September 30, 2018 and December 30, 2017:

	September 30, 2018	December 31, 2017

Convertible Promissory Note	$2,479,818	$1,854,106
Less: debt discount	(649,013)	(142,523)
Less: warrants	(24,756)	(60,994)
Less: OID	(20,583)	-
Total net carrying value	$1,785,466	$1,650,589

8. Income Taxes

No provision for federal income taxes has been recognized for the nine months ended September 30, 2018 and twelve months ended December 31, 2017, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future, so a valuation allowance has been established for the full value of net deferred tax assets. The deferred tax asset consists of net operating loss carry forwards and a cumulative deferral of tax deductions under the Cash Basis of Accounting, which the Company utilizes for tax purposes.

At September 30, 2017 and December 31, 2017, the Company has net operating loss carryforwards, of, $1,592,772 and $910,671, respectively for federal income tax purposes. This net operating loss carry forwards may be carried forward in carrying amounts until 2037 and may be limited in their use due to significant changes in Company’s ownership.

	9/30/2018	12/31/2017
Net Operating Loss Carryforwards	1,592,772	910,671
Accrual to Cash Accounting Differences	269,136	197,175
Intangibles	(5,795)	-
Less: Valuation Allowance	(1,861,908)	(1,107,847)

Net Deferred Tax Asset / (Liability)	(5,795)	-

Current Federal & State Tax Provision	-
Deferred Federal & State Tax Provision	305

Total Tax Provision	305

9. Shareholder Deficit

The Company currently has an equity line of credit with Bellridge Capital, LLC whereas upon certain terms and conditions the Company has the right to issue and sell up to $2,500,000 worth of shares of the Company’s common Stock. During the nine months ended September 30, 2018 the Company drew down $79,500 on the equity line of credit and issued Bellridge Capital, LLC 27,083,334 shares of the Company’s Class A Common Stock.

During the nine months ended September 30, 2018, the Company issued 68,590,323 shares of Class A Common Stock for third-party services rendered. The fair market value of the services rendered were $277,490.

On May 31, 2017 the Company issued a Common Stock Purchase Warrant agreement to Crown Bridge Partners, LLC. During the nine months ended September 30, 2018 the Company issued 35,344,129 Class A Common Stock (“Warrant Shares”) to Crown Bridge Partners, LLC.

On September 5, 2018 the Company issued 7,867,834 Class A Common stock to a third-party for at the fair market price of $0.0006.

During the nine months ended September 30, 2018 there were 181,333,333 shares issued to Cede and Company, a specialist United States financial institution that processes transfers of stock certificates on behalf of Deposit Trust Company.

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

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of September 30, 2018, and the results of operations for the three months, and nine months ended September 30, 2018. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2017 included in the Company’s Form 10, filed with the SEC.

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. For comparative purposes, we are comparing the nine months ended September 30, 2018, to the nine months ended September 30, 2017.

Revenue. Total revenue was $1,206,534 for the nine months ended September 30, 2018 compared to $23,585 for the nine months ended September 30, 2017. The increase is primarily a result of the Company’s launch of its Managed Energy Services (zero cost projects). The zero cost projects made up approx. $420,000 of revenue in the nine months ended September 30, 2018, and the remainder was primarily from the retail electricity provider acquisition were approximately $735,000 in revenues. The remainder revenues for the nine months ended September 30, 2017 were primary home automation subscription revenue.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the nine months ended September 30, 2018 of $973,457 compared to $25,570 for the nine months ended September 30, 2017. The increase is a result of increases in our sales from zero cost projects as well as from our Retail Electric Provider Company. Our gross profit (loss) for the nine months ended September 3, 2018 was $233,077 compared to ($1,985) for the nine months ended September 30, 2017. The increases are a result of increases in our sales from both the zero cost projects and the electric business. The gross profit for the nine months ended September 30, 2018 for the zero cost projects was approximately $146,000, and the electricity business had a gross profit of approximately $60,000.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $2,570,309 and $1,790,696 for the nine months ended September 30, 2018 and 2017, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our MESA product and service offering and ramping up our sales efforts, consisting primarily of increases in contractor and consulting expense of $240,000, rent of $5,000, and service charges relate to debt of $110,500. In addition to these increases the Company saw an increase in costs associated to the electricity business. The increase in costs for Zenergy Power & Gas was approximately $377,000. These costs were attributed to acquiring Enertrade Electric, LLC, as well as all the operating expenses from April through September 30, 2018 that were non-existent in the nine months ended September 30, 2017.

Loss from operations and net loss. Loss from operations and net loss were ($2,337,232) and ($3,598,472), and ($1,799,712) and ($2,164,422) for the nine months ended September 30, 2018 and 2017, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. The increase in net losses is primarily attributed to approximately ($1,150,000) in interest expense, and ($52,000) in extinguishment of debt for the nine months ended September 30, 2018 when compared to 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. For comparative purposes, we are comparing the three months ended September 30, 2018, to the three months ended September 30, 2017

Revenue. Total revenue was $440,479 for the three months ended September 30, 2018 compared to $13,460 for the three months ended September 30, 2017. The increase is primarily a result of the Company’s launch of its Managed Energy Services (zero cost projects). The zero cost projects made up approx. $4,431 of revenue in the three months ended September 30, 2018, and the remainder was primarily from the retail electricity provider acquisition were approximately $417,000 in revenues. The revenues for the three months ended September 30, 2017 were primary home automation subscription revenue.

Cost of goods sold and Gross Profit. Our cost of goods sold for the three months ended September 30, 2018 of $410,027 compared to $3,450 for the three months ended September 30, 2017. The increase is a result of increases in our sales from zero cost projects as well as from our Retail Electric Provider Company. Our gross profit for the three months ended September 30, 2018 was $30,452 compared to $10,010 for the three months ended September 30, 2017. The increases are a result of increases in our sales from both the zero cost projects and the electric business. The gross profit for the three months ended September 30, 2018 for the zero cost projects was approximately $4,431, and the electricity business had a gross profit of approximately $21,771.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $653,659 and $645,384 for the three months ended September 30, 2018 and 2017, respectively. The increase was not significant from period to period. However the costs associated to 2017 were primarily attributed to selling, general and administrative expenses associated with the development of the home automation and service offering, and increased effort in sales and marketing efforts consisting of salary, contractor and consulting expense, and rent. The costs associate to 2018 consist of selling, general and administrative expenses from the electricity business in the amount of approximately $257,400 while the remaining expenses are attributed to the zero costs program of the Company

Loss from operations and net loss. Loss from operations and net loss were ($632,207) and ($1,104,699), and ($635,374) and ($832,469) for the three months ended September 30, 2018 and 2017, respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. The increase in net losses is attributed to approximately $248,000 net loss from the electricity division of the Company for the three months ended September 30, 2018 when compared to 2017.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of ($4,770,782) as of September 30, 2018 compared to a working capital deficit of ($2,154,380) as of December 31, 2017 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $540,554 offset by current liabilities of $5,311,336 as of September 30, 2018 and total current assets of $83,990 offset by current liabilities of $2,238,370 as of December 31, 2017.

Net cash flow used in operating activities was ($2,314,053) for the nine months ended September 30, 2018 as compared to net cash flows provided in operating activities of ($1,459,590) for the nine months ended September 30, 2017. Net cash flow used in investing activities was ($1,045,727) for the nine months ended September 30, 2018 as compared to ($92,746) for the nine months ended September 30, 2017.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash provided by financing activities was $3,353,500 for the nine months ended September 30, 2018 as compared to $1,531,050 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $79,500 from the sale of common stock, $1,314,000 from proceeds from convertible promissory notes, $30,000 from proceeds for a stock subscription, and $100,000 from the sale of preferred stock, and $200,000 from the sale of stock in a subsidiary company.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business. We are also obligated to pay interest and principal under outstanding promissory notes. See Footnote 5 of our unaudited financial statement for nine months ended September 30, 2018.

Going Concern

The accompanying audited financial statements for the nine months ended September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of ($3,598,472) for the nine months ended September 30, 2018, and ($2,164,422) loss for the nine months ended September 30, 2017 and an accumulated deficit of ($8,564,688) as of September 30, 2018.

The Company had a working capital deficit of ($4,770,782) and negative cash flow from continuing operating activity of ($2,314,053) at September 30, 2018. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next twelve months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at September 30, 2018 and December 31, 2017were $21,569 and $27,849, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of September 30, 2018. The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute assurance that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective as of September 30, 2018 since the following material weaknesses exist:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZENERGY BRANDS, INC.

Date: November 15, 2018	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer and Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

