Form 10-K
period 2018-12-31
ZENERGY BRANDS, INC.
filed 2019-04-15
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55771

ZENERGY BRANDS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8881686
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5700 Granite Parkway, #200, Plano, TX 75024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,662,493,820 of Class A Common shares outstanding, 10,000,000 of Class B Common Shares outstanding, and 600,000 Preferred Shares Series A outstanding as of April 8, 2019.

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

As disclosed in an 8K filed on December 14, 2018 with the SEC, soon after the purchase, the Company realized that the Sellers had made material misrepresentations in the respective disclosure schedule. The Company decided to attempt to address and repair these areas within Enertrade. In spite of the progress that had been made, the Company concluded that it was in its best interest to cease its REP operations. In doing so, the Company was able to avoid a mass customer transition event, which the public utility commission of Texas regards as a negative event. Had the Company’s winding down of the Enertrade operation consisted of a mass customer transition event to the provider of last resort, then such an event would have prevented Zenergy from ever acquiring a license as a retail energy provider in Texas, as well as other deregulated energy markets. This is further discussed within the footnotes to the financial statements.

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

We commenced selling retail smart home technologies in 2016 and, as a result, we have a limited operating history upon which a potential investor can evaluate our prospects and the potential value of an investment in our company. Moreover, we have shifted our focus from the selling of smart home technologies in early 2017, transitioning to focus on our zero cost program, while utilizing our smart controls platform to focus on energy conservation products and services. We remain subject to the risks inherently associated with new business enterprises. Our prospects are subject to the risks and uncertainties frequently encountered by companies in their early stages of development, including the risk that we will not be able to implement our business strategy. If we are unable to implement our business strategy and grow our business, our business will be materially adversely affected.

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

We are required, from time to time, to place our employees and technicians at our customers’ properties to install products or provide services, which could give rise to claims against us.

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

We generally rely on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, our customers.

Any utility infrastructure failure could negatively impact our customer satisfaction, our operation, our financial operation and/or could have an overall general material negative impact on its business and results of operations.

Our conservation products have not been sold on a focused basis to a mass market audience (small and mid-commercial entities) before, and it is not certain whether they will be accepted by the market.

If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer.

Regarding operations as an REP; revenues and results of operations may be negatively impacted by price volatility in market prices for power, natural gas prices, and/or decreases in market heat rates.

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

As of December 31, 2018, our officers and directors beneficially owned an aggregate 427,152,650 of our Class A Common Stock and 10,000,000 shares, or 100.0%, of our Class B common stock. Each share of our Common Stock has one vote per share, and each share of our Class B common stock has 200 votes per share. Accordingly, our officers and directors control a majority (82%) of our voting power and therefore are able to control all matters submitted to our stockholders for approval. Our officers and directors may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Common Stock.

As board members, each of Messrs. Alejandro Rodriguez and Byron Young owes a fiduciary duty to our stockholders and must act in good faith and in a manner, he reasonably believes to be in the best interests of our stockholders. As stockholders, each of Messrs. Rodriguez and Young is entitled to vote his shares in his own interest, which may not always be in the interests of our stockholders generally.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non- affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 3,754,909,253 shares of our Common Stock outstanding as of December 31, 2018, approximately 3,474,547,433 shares are tradable without restriction. Given the limited trading of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

Item 1B. Unresolved staff comments

None.

Item 2. Properties.

We lease approximately 450 sq. ft. of office space at 5700 Granite parkway, #200, Plano Texas 75024 pursuant to a lease agreement. Monthly rent for this space is approximately $3,500 per month.

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

2017	Low	High
Quarter Ended March 31, 2017	$0.0230	$0.0400
Quarter Ended June 30, 2017	$0.0280	$0.0310
Quarter Ended September 30, 2017	$0.0201	$0.0220
Quarter Ended December 31, 2017	$0.0040	$0.0058

2018
Quarter Ended March 31, 2018	$0.0031	$0.0034
Quarter Ended June 30, 2018	$0.0014	$0.0016
Quarter Ended September 30, 2018	$0.0004	$0.0005
Quarter Ended December 31, 2018	$0.0001	$0.0002

Holders of Common Stock

As of December 31, 2018, 3,754,909,253 shares of our Common Stock were issued and outstanding and held by approximately 107 holders of record. As of this same date, 10,000,000 shares of our Class B common stock, and 600,000 of our Series A preferred shares were issued and outstanding.

The following table sets forth the number of shares of Common Stock subject to outstanding warrants and underlying convertible promissory notes.

The table sets forth the number of shares of Common Stock subject to outstanding warrants and underlying convertible promissory notes.

	December 31, 2018	December 31, 2017
Convertible promissory notes	1,383,611,476	299,860,000
Related party convertible promissory notes	68,333,333	56,333,333
Related party warrants	32,166,667	32,166,667
Warrants	81,161,000	27,161,000
Dilutive shares outstanding	1,565,272,576	415,521,000

Dividends

We have never declared or paid dividends on our Common Stock. Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In July 2017, the Board of Directors approved and a written consent of a majority of the shareholders ratified the Company’s 2017 Equity Incentive Plan which provides for stock options, grants and other stock incentives to officers, directors, consultants and employees. The Board has granted options totaling of 8,400,000 incentive stock options to employees of the Company at an exercise price of $0.02 per share. The options vest 50% at the one-year anniversary of the grant with the balance vesting at the second anniversary of the grant. Additionally, the Company granted 15,000,000 shares of class A common stock to its Chief Compliance Officer at an exercise price at par value $0.001 per share). There has been no stock options issued as of December 31, 2018.

Issuer purchases of equity securities

We did not repurchase any shares of our common stock during the year ended December 31, 2018.

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

Business Overview

We are a business-to-business company, whose business platform is a combined offering of energy services and smart controls. Toward making our claim in the marketplace, we have built a service offering that we have deemed “Energy as a Service” and/or “Sustainability as a Service”. We also have plans to become a provider of a unique suite of energy usage and management products and services to commercial, industrial, and municipal end-use customers which we refer to as “target customers”. Currently, we (i) provide energy brokerage and procurement services, (ii) sell commercial energy conservation equipment, load factor improvement technologies, HVAC & Refrigeration based technologies, LED lighting and lighting controls.

We plan to organically grow our business operations via the acquisition of Zero Cost customers. We do not know whether we will be able to successfully implement our business strategy or whether our business strategy will ultimately be successful. Our growth strategy is largely dependent on our ability to secure project financing for the Zero Cost contracts currently in our pipeline. As is typically the case involving products and service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our products and planned service offerings primarily depends on consumer interest and acceptance. In general, achieving market acceptance for our products and planned energy utility services will require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers and clients. For these reasons and our limited operating history, we cannot currently predict our future revenues or expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year December 31, 2017

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this registration statement. The results discussed below are for the years ended December 31, 2018 and 2017. For comparative purposes, we are comparing the year ended December 31, 2018, to the year ended December 31, 2017.

Revenue. Total revenue was $1,427,227 for the year ended December 31, 2018 compared to $86,466 for the year ended December 31, 2017. The increase is primarily a result of the Company’s launch of its zero cost sales program during, and revenues that were generated from the retail electricity business. The revenue related to the zero cost program was approximately $430,500, and $942,000 related to the sale of residential electricity.

Cost of goods sold and Gross Profit (loss). Our cost of goods sold for the year ended December 31, 2018 was $1,220,792 compared to $78,750 for the year ended December 31, 2017. The increase is a result of increases in our sales of the zero cost program, and electricity and transmission purchases related to the retail electricity business. The cost of goods sold for the year ended December 31, 2018 primarily consisted of equipment for the zero cost program, and electricity costs as opposed to the year ended December 31, 2017. Our gross profit for the year ended December 31, 2018 was $206,435 compared to a gross loss of ($7,716) for the year ended December 31, 2018.

Selling, general and administrative expenses. Total selling, general and administrative expenses were ($3,150,634) and ($2,530,393) for the years ended December 31, 2018 and 2017, respectively. The increase is primarily attributable to increases in selling, general and administrative expenses associated with the development of our product and service offering and ramping up our sales efforts, as well as from our retail electricity business. The variance on a consolidated basis consists primarily of increases in contract labor and salary and wages of approximately ($515,000), legal and professional expenses of ($105,000). The remainder of the increases in operational expenses were attributed to the retail electricity business.

Loss from operations and net loss. Loss from operations and new loss for the twelve months December 31, 2018 and 2017 were ($3,526,518) and ($2,541,465), and ($6,732,879) and ($3,303,121), respectively. The increase is primarily attributable to an increase in operating expenses, other expenses cost of goods sold, partially offset by an increase in revenues. In addition there were increases in other expenses such as interest expense, depreciation expense, loss on extinguishment of debt, loss on impairment of goodwill, and loss on investment. The total other expenses for the twelve months ended December 31, 2018 and 2017 were ($3,739,504) and ($739,968), respectively.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of ($3,992,327) as of December 31, 2018 compared to a working capital deficit of ($2,154,380) as of December 31, 2017 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $1,717,222 offset by current liabilities of ($5,709,549) as of December 31, 2018, and total current assets of $83,990 offset by current liabilities of ($2,238,370) as of December 31, 2017.

Net cash flow used in operating activities was ($1,172,510) for the year ended December 31, 2018 as compared to net cash flows used in operating activities of ($2,022,666) for the year ended December 31, 2017. The decrease is primarily a result of the net loss associated with the launch of our current business. Net cash flow used in investing activities was ($1,521,749) the year ended December 31, 2018 as compared to ($152.594) for the year ended December 31, 2017.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash provided by financing activities was ($3,856,500) for the year ended December 31, 2018 as compared to ($2,151,399) for the year ended December 31, 2017. During the twelve months ended December 31, 2018, we received $79,500 from the sale of common stock, $100,000 from the sale of preferred stock, $653,00 from proceeds of notes payable, and $2,914,000 from proceeds from convertible promissory notes. In addition, we received $230,000 from the sale of stock in our subsidiary company.

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

Going Concern

The accompanying audited financial statements for the year ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of ($6,732,879) for the year ended December 31, 2018, and ($3,303,121) for the year ended December 31, 2017, and an accumulated deficit of ($11,699,095) as of December 31, 2018.

The Company had a working capital deficit of ($3,992,327) and negative cash flow from continuing operating activity of ($2,022,666) at December 31, 2018. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next twelve months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at December 31, 2018 and December 31, 2017 were $1,190,090 and $27,849, respectively.

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

Item 8. Financial statements and supplemental data

ZENERGY BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zenergy Brands, Inc.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Zenergy Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements. The accompanying consolidated balance sheets of Zenergy Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended were audited by another independent accounting firm. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenergy Brands, Inc. and Subsidiaries as of December 31, 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EVANS & KNAUTH, LLP

April 15, 2019

4433 Punjab Way, Suite 102 Ÿ Frisco, Texas 75033

Main: 972.335.9754 Ÿ Fax: 972.335.9758

www.ekcpas.com

ZENERGY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,190,090	$27,849
Accounts receivable, net	166,625	-
Current portion of financing receivables, net	44,405	7,971
Related party receivable	-	10,578
Other assets	140,150	3,526
Inventory	175,952	-
Prepaid expenses	-	34,066
Total current assets	1,717,222	83,990
Long-term assets
Financing receivables, net	1,705,488	54,378
Goodwill	6,100	-
Other long-term assets	-	10,631
Total long-term assets	1,711,588	65,009
Fixed Assets
Property, plant, equipment	51,806	156,955
Less: Amortization	(51,806)	(11,072)
Total fixed assets	-	145,883
Total assets	$3,428,810	$294,882

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$574,657	$389,520
Related party accounts payable	100,175	60,312
Accrued liabilities	413,324	-
Accrued interest	421,060	133,519
Accrued payroll	9,136	353,793
Deferred revenue	20,085	520
Deferred tax liability	5,597	-
Other current liabilities	-	21,579
Subscription liabilities	74,000	44,000
Related party convertible promissory note, net	260,000	169,000
Notes payable	3,403,263	19,464
Convertible promissory notes, net	428,055	1,046,663
Total current liabilities	5,709,352	2,238,370
Long-term Liabilities
Deferred revenue	1,521,454	3,743
Convertible promissory note, net	1,317,647	-
Total long-term liabilities	2,839,101	3,743
Total Liabilities	8,548,453	2,242,113

Mezzanine Equity
Beneficial conversion feature	612,939	693,076
Warrants	33,490	81,530
Total Mezzanine equity	646,429	774,606

Shareholders’ deficit
Class A Common stock par value $.001, 4,200,000,000 shares authorized, 3,754,909,253 and 973,105,369 issued and outstanding, respectively	3,754,899	973,105
Class B Common stock par value $.001, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 600,000 and 0, respectively issued and outstanding	600	500
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	2,167,524	1,926,569
Accumulated deficit	(11,699,095)	(5,632,011)
Total shareholders’ deficit	(5,766,072)	(2,721,837)
Total liabilities & shareholders’ deficit	$3,428,810	$294,882

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenue	$1,427,227	$86,466

Cost of goods sold	1,220,792	78,750

Gross profit (loss)	206,435	7,716

Operating expenses
Selling, general and administrative expenses	3,150,634	2,530,393
Amortization expense	375,884	11,072
Total Operating Expense	3,526,518	2,541,465
Operating loss	(3,320,083)	(2,533,749)

Other income (expense)
Interest income	12,705	1,263
Depreciation Expense	(12,444)	-
Forgiveness of debt	313,500	-
Loss on extinguishment of debt	(52,024)	(30,667)
Loss on investment	(500,000)	-
Loss on impairment of goodwill	(1,232,635)	-
Tax expense	503	-
Interest expense	(1,942,401)	(739,968)
Total other expense	(3,412,796)	(769,372)

Net loss	$(6,732,879)	$(3,303,121)

Per share information:
Net loss per share - basic	$(0.004)	$(0.005)

Weighted average shares outstanding - basic	1,802,051,004	66,831,273

Weighted average shares outstanding - diluted	3,382,323,580	1,074,352,373

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Accumulated	Additional Paid-in-
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Capital	Total

December 31, 2016	853,262,525	$853,262	10,000,000	$10,000	-	$-	$(2,328,890)	$274,903	$(1,190,725)

Net Loss	-	-	-	-	-	-	(3,303,121)	-	(3,303,121)

Conversion of warrants	919,091	919					-	(919)	-

Conversion of notes payable	38,053,031	38,053	-	-	-	-	-	103,197	141,250

Conversion of mezzanine equity	-	-	-	-	-	-	-	858,350	858,350

Class A common stock issued	68,514,143	68,514	-	-	-	-	-	410,385	478,899

Series A preferred stock issued	-	-	-	-	500,000	500	-	124,500	125,000

Common stock issued for service and fees	12,356,579	12,357	-	-	-	-	-	156,153	168,510

December 31, 2017	973,105,369	$973,105	10,000,000	$10,000	500,000	$500	$(5,632,011)	$1,926,569	$(2,721,837)

Net Loss	-	-	-	-	-	-	(6,732,879)	-	(6,732,879)

April 3, 2018 Acquisition							665,795	-	665,795

Extinguishment of debt	-	-	-	-	-	-	-	52,024	52,024

Conversion of warrants	35,344,129	35,344	-	-	-	-	-	7,286	42,630

Conversion of notes payable	2,511,584,931	2,511,576	-	-	-	-	-	(1,731,717)	779,859

Conversion of mezzanine equity	-	-	-	-	-	-	-	1,505,863	1,505,863

Stock issued in subsidiary	-	-	-	-	-	-	-	200,000	200,000

Class A common stock issued	166,284,501	166,284	-	-	-	-	-	(101,301)	64,983

Series A preferred stock issued	-	-	-	-	100,000	100	-	99,900	100,000

Common stock issued for service and fees	68,590,323	68,590	-	-	-	-	-	208,900	277,490

December 31, 2018	3,754,909,253	3,754,899	10,000,000	10,000	600,000	600	(11,699,095)	2,167,524	(5,766,072)

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2018	December 31, 2017

OPERATING ACTIVITIES
Net Loss	$(6,732,879)	$(3,303,121)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	1,838,802	525,938
Depreciation expense	12,444	-
Conversion of cashless warrants	42,630	-
Compensation and fees paid in stock	277,490	168,510
Loss on extinguishment of debt	52,024	30,667
Loss on impairment of goodwill	1,232,635	-
Loss on investment	500,000	-
Changes in operating assets and liabilities		-
Accounts receivable, net	(166,625)	-
Prepaid expenses and other current assets	(346,642)	3,157
Related party receivable	10,578	(10,578)
Goodwill	(6,100)	-
Other long-term assets	10,631	(10,631)
Accounts payable and other current liabilities	169,155	253,887
Accounts payable related party	39,863	60,312
Accrued liabilities	413,324	-
Accrued interest	287,541	113,137
Accrued payroll	(344,657)	141,793
Deferred revenue	1,537,276	4,263
Net cash used in provided in operating activities	(1,172,510)	(2,022,666)

INVESTING ACTIVITIES
Investment in subsidiary	165,795	-
Financing receivable extended	(1,687,544)	(62,349)
Software	-	(90,245)
Net cash used in investing activities	(1,521,749)	(152,594)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	100,000	125,000
Proceeds from issuance of common stock	79,500	478,899
Proceeds from issuance of stock in subsidiary	200,000	-
Proceeds from issuance of stock subscription in subsidiary	30,000	24,000
Proceeds from sale of minority interest	-	20,000
Proceeds from notes payable	653,000	40,000
Proceeds from convertible promissory notes	2,914,000	1,509,500
Pay down of convertible promissory notes	(120,000)	(46,000)
Net cash provided by financing activities	3,856,500	2,151,399

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$27,849	$51,710
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,190,090	$27,849

Supplemental disclosure of non cash transactions
Conversion of notes payable and interest to common stock	$675,071	$141,250

Cash paid for interest expense	$21,219	$2,130

The accompanying notes are an integral part of these consolidated financial statements.

ZENERGY BRANDS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company filed an 8-K on December 14, 2018 with the SEC, soon after the purchase, the Company realized that the Sellers had made material misrepresentations in the respective disclosure schedule. The Company decided to attempt to address and repair these areas within Enertrade. In spite of the progress that had been made, the Company concluded that it was in its best interest to cease its REP operations. In doing so, the Company was able to avoid a mass customer transition event, which the public utility commission of Texas regards as a negative event. Had the Company’s winding down of the Enertrade operation consisted of a mass customer transition event to the provider of last resort, then such an event would have prevented Zenergy from ever acquiring a license as a retail energy provider in Texas, as well as other deregulated energy markets. This is further discussed within the footnotes to the financial statements.

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

Allowance for Doubtful Accounts - The determination of collectability of the Company’s accounts receivable requires management to make judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level that management considers appropriate based on historical trends of write-offs, recoveries and credit losses, aging of accounts, and projected economic and market conditions. Different assumptions or changes in the economic circumstances could result in changes to the allowance. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. At June 30, 2018 and December 31, 2018, the allowance for doubtful accounts totals $26,000.

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

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017

Related party convertible promissory notes	83,333,333	56,333,333
Related Party Warrants	32,166,667	32,166,667
Convertible promissory notes	1,383,611,476	299,860,000
Warrants	81,161,000	27,161,000
Diluted shares outstanding	1,580,272,576	415,521,000

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At December 31, 2018 and December 31, 2017, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

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

3. Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 as of the required effective date of December 31, 2016. The Company performed a working capital analysis as of December 31, 2018 and 2017 to determine whether or not this disclosure was appropriate and included the additional disclosure in Note 3 – Going Concern.

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the years ended December 31, 2018 and 2017 as discussed in Note 3 – Going Concern.

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the years ended December 31, 2018, and 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of ($6,732,879) and ($3,303,121) for the years ended December 31, 2018 and 2017, respectively, and an accumulated deficit of ($11,699,095) and ($5,632,011) for the years ended December 31, 2018, and 2017, respectively. At December 31, 2018, and 2017, the Company had a working capital deficit of ($3,992,327) and ($2,154,380), respectively, and negative cash flow from continuing operating activity of ($1,172,510) and ($2,022,666), respectively, for the years ended December 31, 2018, and 2017.

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

4. Finance Receivables

Finance receivables include sales-type leases arising from the Master Energy Sales Agreements (“MESA”) that the Company enters into with its customers. The receivables are collateralized by a security interest in the underlying assets. Finance receivables, net are related to the sales-type leases under ASC 842 (“Leases”), and are as follows at December 31, 2018:

Gross receivables sales	$2,448,963
Deferred implied interest	(699,070)
Finance receivables, net	1,749,893
Less current portion of finance receivables, net	(44,405)
Finance receivables due after one year	$1,705,488

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

The Company determined the fair value of the warrants which resulted in a debt discount of $31,347 which was recorded as a reduction in carrying value of the March 2017 Promissory Note and offset in mezzanine equity. The balance of the debt discount for the warrants issued at December 31, 2018 was $11,737.

On March 26, 2018 the Company entered into a promissory note agreement (the “March 2018, Promissory Note”) with a third-party in the amount of $600,000. The promissory note carries an interest rate of 10% per annum. The principal balance, and accrued interest of the note at December 31, 2018 was $600,000, and $29,966, respectively. The maturity date of the promissory note is March 26, 2019.

On November 9, 2018 the Company entered into a promissory note agreement (the “November 2018, Promissory Note”) with a third-party in the amount of $25,000. The promissory note carries a one-time financing fee of 10%. The principal balance, and accrued interest of the note at December 31, 2018 was $25,000, and $2,500, respectively. The maturity date of the promissory note is March 9, 2019.

6. Related Party Convertible Promissory Note

As of December 31, 2018 and 2017, the Company had an outstanding related party convertible promissory note of $260,000 and $169,000, respectively, with a maximum availability of $260,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at December 31, 2018 and 2017 was $260,000 and $169,000, respectively, and accrued interest was $13,197 and $9,866, respectively, and is due on December 31, 2019 at which time all unpaid principal and interest is due. The effective interest rate at December 31, 2018 was 87%.

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

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,660 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At December 31, 2018, and December 31, 2017, the debt discount was $0.

In connection with the Related Party Convertible Promissory Note, the holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At December 31, 2018 and December 31, 2017 the debt discount was $0.

Related Party Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Related Party Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Notes as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Related Party 2015 Convertible Promissory Note	$260,000	$169,000
Debt discount – BCF	-	-
Debt discount – Warrants	-	-
Total net carrying value	$260,000	$169,000

7. Convertible Promissory Notes and Warrants

Ziegler September 2016 Convertible Promissory Note

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matures on September 5, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and December 31, 2017, the outstanding principal was $300,000. The accrued interest balance at December 31, 2018 and December 31 2017, was $59,930 and $39,534, respectively. The effective interest rate at December 31, was 76%.

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

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $52,896 and $80,171 was expensed through interest expense during the twelve months ended December 31, 2018 and year ended December 31, 2017, respectively. At December 31, 2018 the debt discount was $0.

In connection with the September 2016 Convertible Promissory Note, the holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018. The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 and December 31, 2017, $0 and $10,039, respectively.

Steffan –Ziegler November 2016 Convertible Promissory Notes

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third-parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes mature on November 24, 2018, and accrues interest at a rate of 10% per annum. As of December 31, 2018 and 2017, the outstanding principal was $200,000. The accrued interest balance at December 31, 2018 and 2017 was $42,125 and $37,194, respectively. The effective interest rate at December 31, 2018 was 79%.

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

The November 2016 Convertible Promissory Notes contained beneficial conversion features which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the twelve months ended December 31, 2018 and 2017 a charge to debt discount in the amount of $55,561 and $49,562 was expensed through interest expense, respectively. At December 31, 2018 and December 31, 2017, the debt discount was $0 and $45,431, respectively.

In connection with the November 2016 Convertible Promissory Notes, the holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019. The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 and 2017 was $0 and $5,832, respectively.

Collision Capital, LLC March 15, 2017 Convertible Promissory Note

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $50,000 to a third-party (the “March 15, 2017 Convertible Promissory Note”). The March 15, 2017 Convertible Promissory Note matured on March 15, 2018, and accrues interest at a rate of 12% per annum. As of December 31, 2018 and 2017, the outstanding principal was $50,000. The accrued interest balance at December 31, 2018 and 2017 was $12,104 and $2,958, respectively.

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

The March 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $38,308 which was recorded as a reduction in carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $8,168 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the March 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in March 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $2,951 recorded as a reduction to the carrying value of the March 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $0.

Bellridge Capital, LP April 2017 Convertible Promissory Note

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matured on April 25, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and 2017, the outstanding principal was $82,500. The accrued interest balance at December 31, 2018 and 2017 was $16,731 and $6,781. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,500 through interest expense. The balance of the OID discount at December 31, 2018 was $0. The effective interest rate at December 31, 2018 was 85%.

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

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $18,544 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the April 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $421.

Bellridge Capital, LP June 2017 Convertible Promissory Note

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matured on June 20, 2018, and accrues interest at a rate of 12% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and 2017 the outstanding principal was $187,000. The accrued interest balance at December 31, 2019 and 2017 was $34,236 and $28,712, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $18,700. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $9,350 through interest expense. The balance of the OID discount at December 31, 2018 was $0. The effective interest rate at December 3, 2018 was 131%.

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

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $65,666 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the June 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $3,333.

Auctus Fund, LLC July 28, 2017 Convertible Promissory Note

On July 28, 2017, the Company issued a Convertible Promissory Note totaling $200,000 to a third-party for a purchase price of $195,000 (the “July 28, 2017 Convertible Promissory Note”). The July 28, 2017 Convertible Promissory Note matured on April 28, 2018, and accrues interest at a rate of 10% per annum. As of December 31, 2018 and 2017, the outstanding principal was $82,432 and $141,373, respectively. The accrued interest balance at December 31, 2018 and 2017 was $10,343 and $1,425, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,577 through interest expense. The balance of the OID discount at December 31, 2018 was $0. The effective interest rate at December 31, 2018 was 121%.

The holder of the July 28, 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 28, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 28, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.04 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2018 the holder of the Note converted $58,941 of the outstanding principal balance, and $8,954 of accrued interest into 43,500,000 shares of Class A Common Stock.

The July 28, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $136,699 which was recorded as a reduction in carrying value of the July 28, 2017 Convertible Promissory Note and offset in additional paid in capital. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $51,764 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the July 28, 2017 Convertible Promissory Note, the holder was issued 666,000 warrants exercisable at $0.03 expiring in July 2022. The Company determined the fair value of the warrants which resulted in a debt discount of $3,366 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $1,846.

Morningview Financial, LLC July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $105,000 to a third-party for a purchase price of $100,000 (the “July 31, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Notes matures on July 31, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and 2017, the outstanding principal was $39,983 and $105,000, respectively. The accrued interest balance at December 31, 2018 and 2017 was $10,620 and $4,401, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,158 through interest expense. The balance of the OID discount at December 31, 2018 was $0. The effective interest rate at December 31, 2018 was 163%.

The holder of the July 31, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The July 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The July 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of the lower of $0.03 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2018 the holder of the Note converted $52,017 of the outstanding principal balance into 35,150,726 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $70,000 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $35,933 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

2 Plus 2, LLC. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The July 31, 2017 2 Plus 2 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and 2017, the outstanding principal was $12,233. The accrued interest balance at December 31, 2018 and 2017 was $1,804 and $838. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $525 through interest expense. The balance of the OID discount at December 31, 2018 was $0. The effective interest rate at December 31, 2018 was 285%.

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

The July 31, 2017 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $5,100 was recorded through interest expense. At December 31, 2018, the debt discount was $0

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $897.

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

The July 31, 2017 L&H Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 L&H Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $12,145 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the July 31, 2017 L&H Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.035 expiring in August 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $0.

Greentree Financial Group, Inc. August 1, 2017 Convertible Promissory Note

On August 1, 2017, the Company issued a Convertible Promissory Notes totaling $75,000 to a third-party for a purchase price of $67,500 (the “August 1, 2017 Convertible Promissory Note”). The August 1, 2017 Convertible Promissory Note matures on July 31, 2018, and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and 2017, the outstanding principal was $0 and $53,650, respectively. The accrued interest balance at December 31, 2018 and December 31, 2017 was $0 and $2,515, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,700 through interest expense. The balance of the OID discount at December 301 2018 was $0.

The holder of the August 1, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The August 1, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The August 1, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2018 the holder of the Note converted $53,650 of the outstanding principal balance, and $8,077 of accrued interest into 48,092,968 shares of Class A Common Stock.

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $46,291 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $24,303 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the July 31, 2017 Convertible Promissory Note, the holder was issued 4,250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $28,709 recorded as a reduction to the carrying value of the July 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $0.

Additionally, the Company issued a $25,000 convertible promissory note for consulting services to be provided by Greentree Financial Group under a Financial Advisory Agreement (the “FAA July 2017 Convertible Promissory Note”). The FAA July 2017 Convertible Promissory Note has an annual interest rate of eight percent (8%) and is due on July 31, 2018. All unpaid principal and interest is due at maturity. The holder has the right, at any time, to convert all or a portion of the note into shares of common stock of the Company at the conversion price. The per shares conversion price is equal to the lesser of $0.03 or the lowest per share trading price for the 20-day trading period multiplied by sixty-percent (60%); however, the conversion shall not be less than $0.001. As of December 31, 2018 and 2017 the outstanding principal was $0, and $25,000, respectively. The accrued interest balance at December 31, 2018 and 2017 was $0 and $838, respectively. During the twelve months ended December 31, 2018 the holder of the Note converted $25,000 of the outstanding principal balance, and $6,638 of accrued interest into 15,508,824 shares of Class A Common Stock.

The July FAA July 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,667 which was recorded as a reduction in carrying value of the FAA July 2017 Convertible Note and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $9,723 was recorded through interest expense. At December 31, 2018 the debt discount was $0.

JSJ Investments, Inc. September 2017 Convertible Promissory Note

On September 20, 2017, the Company issued a Convertible Promissory Note totaling $110,000 to a third-party for a purchase price of $105,000 (the “September 2017 Convertible Promissory Note”). The September 2017 Convertible Promissory Note matured on June 20, 2018, and accrues interest at a rate of 10% per annum. All unpaid principal and interest is due at maturity. As of December 31, 2018 and 2017, the outstanding principal was $15,000 and $110,000, respectively. The accrued interest balance at December 31, 2018 and 2017 was $7,378 and $3,074, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $3,188 through interest expense. The balance of the OID discount at December 31, 2018 was $0.

The holder of the September 2017 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The September 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The September 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as the lower of $0.02 or sixty percent (60%) of the lowest closing price over the prior twenty 20-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001. During the twelve months ended December 31, 2018 the holder of the Note converted $95,000 of the outstanding principal balance into 77,000,850 shares of Class A Common Stock.

The September 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $73,333 which was recorded as a reduction in carrying value of the September 2017 Convertible Promissory Note and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $41,575 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

Vista Capital Investments, LLC October 2, 2017 Convertible Promissory Note

On October 2, 2017, the Company issued a Convertible Promissory Notes totaling $220,000 to a third-party for a purchase price of $200,000 (the “October 2, 2017 Convertible Promissory Note”). The October 2, 2017 Convertible Promissory Note matures on October 2, 2019, and accrues interest at a one-time interest charge rate of 8%. In addition, the Company agreed to issue the holder of the October 2, 2017 Convertible Promissory Note 3,000,000 commitment shares to induce the holder to enter into the Purchase Agreement. As of December 31, 2018 and 2017, the outstanding principal was $96,520 and $220,000, respectively. The accrued interest balance at December 31, 2018 and 2017 was $28,746 and $17,600, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $20,000. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $7,500 through interest expense. The balance of the OID discount at December 31, 2018 was $7,500. The effective interest rate at December 31, 2018 was 78%.

The holder of the October 2, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The October 2, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The October 2, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015. During the twelve months ended December 31, 2018 the holder of the Note converted $123,480 of the outstanding principal balance into 517,964,727 shares of Class A Common Stock.

The October 2, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $101,200 which was recorded as a reduction in carrying value of the October 2, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the nine months ended December 31, 2018 a charge to debt discount in the amount of $50,600 was recorded through interest expense. At December 31, 2018, the debt discount was $37,950.

Crown Bridge Partners, LLC November 2017 Convertible Promissory Note

On May 31, 2017, the Company issued a Convertible Promissory Notes totaling $46,000 to a third-party for a purchase price of $40,000 (the “November 2017 Convertible Promissory Note”). The November 2017 Convertible Promissory Note matures on November 13, 2018, and accrues interest at a rate of 5% per annum. As of December 31, 2018 and 2017, the outstanding principal was $0 and $46,000, respectively. The accrued interest balance at December 31, 2018 and 2017 was $0 and $302, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $6,000. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $6,000 through interest expense. The balance of the OID discount at December 31, 2018 was $0.

The holder of the May 31, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The May 31, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The May 31, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015. During the twelve months ended December 31, 2018 the holder of the Note converted $46,000 of the outstanding principal balance, and $1,488 of accrued interest into 45,585,196 shares of Class A Common Stock.

The November 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $34,303 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $28,475 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

In connection with the November 2017 Convertible Promissory Note, the holder was issued 920,000 warrants exercisable at $0.05 expiring in November 2022 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $11,697 recorded as a reduction to the carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. The balance of the fair value of the warrants at December 31, 2018 was $0.

Power Up Lending Group, Ltd. November 13, 2017 Convertible Promissory Note

On November 13, 2017, the Company issued a Convertible Promissory Notes totaling $68,000 to a third-party (the “November 13, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Note matures on August 20, 2018, and accrues interest at a rate of 12% per annum. As of December 31, 2018 and 2017, the outstanding principal was $0 and $68,000, respectively. The accrued interest balance at December 31, 2018 and 2017 was $0 and $1,073, respectively.

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

The Conversion Price shall be equal to: (A) if the Market Price is greater than or equal to $0.011, the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); and (B) if the Market Price is less than $0.011 the lesser of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the twelve months ended December 31, 2018 the holder of the Note converted $68,000 of the outstanding principal balance, and $3,085 of accrued interest into 31,647,981 shares of Class A Common Stock.

The November 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $43,475 which was recorded as a reduction in carrying value of the November 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $36,229 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

EMA Financial, LLC December 13, 2017 Convertible Promissory Note

On December 13, 2017, the Company issued a Convertible Promissory Notes totaling $137,500 to a third-party for a purchase price of $125,000 (the “December 13, 2017 Convertible Promissory Note”). The December 13, 2017 Convertible Promissory Note matures on December 13, 2018, and accrues interest at a rate of 12% per annum. The Note is in default as of December 31, 2018. As of December 31, 2018 and 2017, the outstanding principal was $78,401 and $137,500, respectively. The accrued interest balance at December 31, 2018 and 2017 was $14,551 and $814, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $12,500. During the twelve months ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $4,000 through interest expense. The balance of the OID discount at December 31, 2018 was $0. The effective interest rate at December 31, 2018 was 132%.

The holder of the December 13, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the, then the Conversion Price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001. The Company may prepay the EMA note subject to a prepayment factor. The prepayment factor shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and thirty five percent (135%) if the optional prepayment date occurs on or before the date which is ninety (90) days following the issue date. During the twelve months ended December 31, 2018 the holder of the Note converted $38,330 of the outstanding principal balance into 478,000,000 shares of Class A Common Stock.

The December 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $91,667 which was recorded as a reduction in carrying value of the December 13, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $84,029 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

RB Capital Partners, Inc. 2017 Convertible Promissory Notes

As of December 31, 2018 and 2017, the Company had outstanding $1,092,500 and $75,000, respectively, of unsecured convertible commercial promissory notes (the RB Capital Partners, Inc. 2017 Convertible Promissory Notes). The notes have a maturity of one year from the time of issuance and accrue interest at the rate of 12%. The accrued interest on the RB Capital Partners, Inc. Convertible Promissory Notes at December 31, 2018 and 2017 was $123,429 and $740, respectively. The effective interest rate at December 31, 2018 was 1212%.

On November 17, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The November 17, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the November 17, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $22,417 was recorded through interest expense. The debt discount at December 31, 2018 was $0.

On December 1, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The December 1, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the December 1, 2017 Convertible Promissory Note and offset in in mezzanine equity During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $22,417 was recorded through interest expense. The debt discount at December 31, 2018 was $0.

On December 15, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $22,417 was recorded through interest expense. The debt discount at December 31, 2018 was $0.

On January 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $18,250 was recorded through interest expense. The debt discount at December 31, 2018 was $0.

On January 8, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the January 8, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $116,667 was recorded through interest expense. The debt discount at December 31, 2018 was $20,833.

On January 12, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $116,667 was recorded through interest expense. The debt discount at December 31, 2018 was $20,833.

On January 29, 2018, the Company issued a Convertible Promissory Note in the Amount of $30,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $23,750 was recorded through interest expense. The debt discount at December 31, 2018 was $3,750.

On February 6, 2018, the Company issued a Convertible Promissory Note in the Amount of $100,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The February 6, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $100,000 which was recorded as a reduction in carrying value of the On February 6, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $70,833 was recorded through interest expense. The debt discount at December 31, 2018 was $20,833.

On February 20, 2018, the Company issued a Convertible Promissory Note in the Amount of $115,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $115,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $71,250 was recorded through interest expense. The debt discount at December 31, 2018 was $34,167.

On March 5, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The Note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On March 5, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $47,917 was recorded through interest expense. The debt discount at December 31, 2018 was $20,833.

On March 15, 2018, the Company issued a Convertible Promissory Note in the Amount of $60,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $60,000 which was recorded as a reduction in carrying value of the On March 15, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $39,167 was recorded through interest expense. The debt discount at December 31, 2018 was $15,833.

On April 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On April 2, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December, 2018 a charge to debt discount in the amount of $56,250 was recorded through interest expense. The debt discount at December 31, 2018 was $18,750.

On April 11, 2018, the Company issued a Convertible Promissory Note in the Amount of $50,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On April 11, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $37,500 was recorded through interest expense. The debt discount at December 31, 2018 was $12,500.

On May 3, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On May 3, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $50,000 was recorded through interest expense. The debt discount at December 31, 2018 was $25,000.

On May 14, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On May 14, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $50,000 was recorded through interest expense. The debt discount at December 31, 2018 was $25,000.

On May 30, 2018, the Company issued a Convertible Promissory Note in the Amount of $50,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $50,000 which was recorded as a reduction in carrying value of the On May 14, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $29,167 was recorded through interest expense. The debt discount at December 31, 2018 was $20,833.

Power Up Lending Group, Ltd. April 2, 2018 and May 22, 2018 Convertible Promissory Note

On April 2, 2018, the Company issued a Convertible Promissory Notes totaling $53,000 to a third-party (the “April 2018 Convertible Promissory Note”). The April 2018 Convertible Promissory Note matures on January 20, 2019, and accrues interest at a rate of 12% per annum. As of December 31, 2018, the outstanding principal was $15,335. The accrued interest balance at December 31, 2018 was $3,728. The effective interest rate at December 31, 2018 was 114%.

On May 22, 2018, the Company issued a Convertible Promissory Notes totaling $45,000 to a third-party (the “May 2018 Convertible Promissory Note”). The May 2018 Convertible Promissory Note matures on March 1, 2019, and accrues interest at a rate of 12% per annum. As of December 31 2018, the note increased due to a market loss clause within the Note agreement. The outstanding principal was $73,325 as of December 31, 2018. The accrued interest balance at December 31, 2018 was $4,447. The effective interest rate at December 31, 2018 was 114%.

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

The Conversion Price shall be equal to: (A) if the Market Price is greater than or equal to $0.011, the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); and (B) if the Market Price is less than $0.011 the lesser of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the twelve months ended December 31, 2018 the holder of the Note converted $153,010 of the outstanding principal balance, and $3,085 of accrued interest into 857,522,980 shares of Class A Common Stock.

The April 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $35,333 which was recorded as a reduction in carrying value of the April 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $35,333 was recorded through interest expense. At December 31, 2018, the debt discount was $0.

The May 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the May 2018 Convertible Promissory Note and offset in in mezzanine equity. During the twelve months ended December 31, 2018 a charge to debt discount in the amount of $26,250 was recorded through interest expense. At December 31, 2018, the debt discount was $3,750.

TCA Global Credit Master Fund, LP

On December 24, 2018 the Company entered into a promissory note agreement (the “December 2018, Convertible Promissory Note”) with a third-party in the amount of $1,600,000. The promissory note carries an interest rate of 12% per annum. The principal balance, and accrued interest of the note at December 31, 2018 was $1,600,000, and $3,200, respectively. The maturity date of the promissory note is June 24, 2021.The Company at its option shall have the right to redeem this Note in full for cash, at any time prior to the maturity date with three days written notice to the Holder.

The holder of the December 24, 2018 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company upon the occurrence of an event of default. The December 24, 2018 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The December 24, 2018 Convertible Promissory Note is convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (85%) of the lowest closing price over the prior twenty 5-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001

The December 24, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $282,353 which was recorded as a reduction in carrying value of the December 31, 2018 Convertible Promissory Notes and offset in mezzanine equity. At December 31, 2018, the debt discount was $282,353.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Convertible Promissory Note	$3,994,894	$1,857,756
Less: debt discount	(612,940)	(693,076)
Warrants	(21,752)	(60,994)
Total net carrying value	$3,360,202	$1,103,687

8. Income Taxes

No provision for federal income taxes has been recognized for the twelve months ended December 31, 2018 and 2017, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future, so a valuation allowance has been established for the full value of net deferred tax assets. The deferred tax asset consists of net operating loss carry forwards and a cumulative deferral of tax deductions under the Cash Basis of Accounting, which the Company utilizes for tax purposes. The Company has a deferred tax liability related to Intangible assets amortizable for GAAP purposes which there is no tax basis for.

At December 31, 2018 and 2017, the Company has net operating loss carry forwards on a pretax basis of $10,835,956 and $4,286,559 respectively, resulting in future tax assets of $2,275,551 and $900,177, respectively for federal income tax purposes. This net operating loss carry forward may be carried forward in varying amounts until 2037 and may be limited in their use due to significant changes in the Company’s ownership. Net Operating Losses generated after December 31, 2018 have no expiration date. The Company also has a cumulative deferral of tax deductions under the Cash Basis of Accounting on a pretax basis of $3,006,995 and $1,016,281, respectively, resulting in future tax assets of $631,469 and $213,419, respectively, for federal income tax purposes. This cumulative deferral of tax deductions varies each year with the Company’s operations and will be deductible in future periods.

The Company revalued it’s Deferred Tax Assets and the corresponding valuation allowance for the change in the corporate tax rate beginning in January, 2018. As of December 31, 2018, the Company reduced the Deferred Tax Asset by $685,810 and the corresponding valuation allowance by the same amount for the decrease of the corporate tax rate from 34% to 21%.

	12/31/2018	12/31/2017

Net Operating Loss Carryforwards	2,275,551	910,671
Accrual to Cash Accounting Differences	246,868	197,175
Intangibles	(36,233)
Less: Valuation Allowance	(2,491,783)	(1,107,847)

Net Deferred Tax Asset	(5,597)	-

Current Federal & State Tax Provision	-
Deferred Federal & State Tax Provision	503

Total Tax Provision	503

9. Related Party Transactions

During the twelve months ended December 31, 2016, the Company issued the Chairman of the Board a convertible promissory note, (the “Related Party Convertible Promissory Note”) in an amount up to $200,000 along with 32,166,667 warrants. The note accrues interest at 2% per annum. The issuance of the financial instruments was made in the ordinary course of business, and were given fair market treatment. In December 29018 the Chairman of the Board loaned and additional $60,000 to the Company. The Related Party Convertible Promissory Note matured on December 31, 2018. See Note 5. Related Party Convertible Promissory Note.

During the twelve months ended December 31, 2018, the Company paid the CEO approximately $180,000 in executive compensation. In addition, there were Company related expenses and short term related party payables. During the twelve months ended December 31, 2018 the reimbursable expenses, and related party payables paid were approximately $100,175

10. Shareholder Deficit

The Company currently has an equity line of credit with Bellridge Capital, LLC whereas upon certain terms and conditions the Company has the right to issue and sell up to $2,500,000 worth of shares of the Company’s common Stock. During the twelve months ended December 31, 2018 the Company drew down $79,500 on the equity line of credit and issued Bellridge Capital, LLC 27,083,334 shares of the Company’s Class A Common Stock.

During the twelve months ended December 31, 2018, the Company issued 68,590,323 shares of Class A Common Stock for third-party services rendered. The fair market value of the services rendered were $277,490.

On May 31, 2017 the Company issued a Common Stock Purchase Warrant agreement to Crown Bridge Partners, LLC. During the twelve months ended December 31, 2018 the Company issued 87,676,129 Class A Common Stock (“Warrant Shares”) to Crown Bridge Partners, LLC.

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

12. Subsequent Events

On March 19, 2019 the Chairman of the Board of Directors gave notice to resign and forgo Board of Directors responsibilities. Upon resignation the Chairman of the Board transferred 5,000,000 of Class B Preferred Common Shares to the Chief Executive Officer of the Company. The Preferred Class B Common Stock authorized and issued remain at 10,000,000 shares outstanding, with the Chief Executive Officer owning 100% of the Class B Preferred Common Stock.

On March 29, 2019 the Company issued a Convertible Promissory Note totaling $347,463 to a third-party (the “March 2019 Convertible Promissory Note”). The March 2019 Convertible Promissory Note matures on June 24, 2021, and accrues interest at a rate of 12% per annum.

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

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective as of December 31, 2018 since the following material weaknesses exist:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Alex Rodriguez	43	President, Chief Executive Officer, Chief Financial Officer & Director
Byron T. Young	43	Chairman of the Board & Treasurer

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

Item 11. Executive Compensation

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended December 31, 2018 and 2017, respectively:

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

2018 Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended December 31, 2018 and 2017, respectively.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alejandro Rodriguez (1)	12/31/2018	180,000	-	-	-	-	180,000
	12/31/2017	180,000	-	-	-	-	180,000
Byron T. Young (2)	12/31/2018	102,000	-	-	-	-	102,000
	12/31/2017	102,000	-	-	-	-	102,000

(1)	Mr. Rodriguez was appointed as a Director and our President on November 23, 2015 and as our Chief Executive Officer on February 4, 2016 in addition to the offices he previously held.

(2)	Mr. Young was appointed as Chairman of the Board, Chief Executive Officer, Secretary and Treasurer of the Company on November 18, 2015 and on February 4, 2016 relinquished his role as Chief Executive Officer upon the appointment of Mr. Rodriguez to such position. Subsequent to December 31, 2018 Mr. Young resigned from the Board of Directors.

Executive Employment Agreements

The Company has an oral agreement with Mr. Rodriguez pursuant to which he receives a salary of $180,000 per year for his services as our President, Chief Executive Officer and Chief Financial Officer. During the twelve months ended December 31, 2018, Mr. Rodriguez was paid $180,000.

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

Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Zenergy Brands, Inc, 5700 Granite Parkway, #200, Plano, TX 75024. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of capital stock that they beneficially own, subject to applicable community property laws.

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

	Class A		Class B
	Common		Common
	Stock Beneficial	Percent of	Stock Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class (1)	Ownership	Class (2)
Named Executive Officers and Directors:

Byron T. Young (3)	237,152,650	6.32%	5,000,000	50.0%
Alex Rodriguez (4)	190,000,000	5.06%	5,000,000	50.0%

All executive officers and directors as a group (two people)	427,152,650	11.38%	10,000,000	100.0%

(1)	Calculated on the basis of 3,754,909,253 issued and outstanding shares of Class A common stock as of December, 2018. Share amount excludes shares which Mr. Young has a right to acquire. See Note 3 below. Holders of our Class A common stock are entitled to one vote per share.
(2)	Calculated on the basis of 10,000,000 issued and outstanding shares of Class B common stock as of October 26, 2017. Holders of our Class B common stock are entitled to 200 votes per share.
(3)	Shares consist of 141,809,650 shares owned, 56,333,333 shares issuable upon conversion of promissory notes and 32,166,667 issuable upon exercise of warrants. Calculation of percent are based upon 1,025,543,334 shares which include the convertible and warrant shares. Shares are owned by various partnerships, retirement accounts and personal account of Mr. Young who beneficial owns such shares. Mr. Young’s address is 4200 South Freeway, #408, Ft. Worth, TX 76115.
(4)	Shares consist of 50,000,000 shares owned, shares are owned by NAUP Investments, LLC, which is an entity owned or controlled by Mr. Rodriguez who is deemed the beneficial owner of such shares. NAUP Investments, LLC’s address is 1861 Brown Blvd., Ste. 217-703, Arlington, TX 76006.

Securities Authorized for Issuance under Equity Compensation Plans

There has not been any securities issued under any equity compensation plans not approved by our stockholders as of December 31, 2018.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

On November 20, 2015, the Company issued a convertible secured promissory note in the amount of up to $200,000 of which $169,000 in loan advances have been made by Mr. Young to the Company. Interest on the amount outstanding under the note accrues at an annual rate equal to the lesser of 2.0% or the highest lawful rate, as defined in the note. The outstanding principal amount and all accrued and unpaid interest shall be due and payable on December 31, 2016. Through an amendment to the note, the due date has been extended to December 31, 2018. Subsequent to the amendment, Mr. Young loaned an additional $60,000 to the Company in December of 2018.

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

In further consideration for the $260,000 loan to the Company, the Company issued Mr. Young a warrant to purchase 32,166,667 shares of its Common Stock that may be exercised in whole or in part at any time and from time to time until the last calendar day of the month in which the fifth anniversary of the issuance date occurs.

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

Both Mr. Young and Mr. Rodriguez have made direct cash injections into the Company as a related shareholder payable. There are no written agreements that document these cash injections. The amount of shareholder accrued payables at December 31, 2018 are $100,175.

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

Item 14 Principal Accountant Fees and Service

Audit Fees. The aggregate fees billed by Evan & Knauth, LLP for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2018 totaled $30,000.

Tax Fees. The aggregate fees billed by Clifton Larson Allen, LLP for professional services rendered for tax compliance, for the years ended December 31, 2018 totaled $12,000

All Other Fees. None.

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

ZENERGY BRANDS, INC.

Date: April 15, 2019	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer and Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Rodriguez	President, Chief Executive Officer (principal executive officer), Chief Financial Officer	April 15, 2019
Alex Rodriguez	(principal accounting and financial officer) and Director

/s/ Byron T. Young	Chairman of the Board & Treasurer	April 15, 2019
Byron T. Young

