Form 10-Q
period 2019-03-31
ZENERGY BRANDS, INC.
filed 2019-05-20
CIK 1386026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,513,577,153 of Class A Common shares outstanding, 10,000,000 of Class B Common Shares outstanding, and 600,000 Preferred Shares Series A outstanding as of May 15, 2019.

ZENERGY BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZENERGY BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$5,686	$1,190,090
Accounts receivable, net	-	166,625
Current portion of financing receivables, net	227,153	44,405
Other assets	150	140,150
Inventory	92,651	175,952
Prepaid expenses	3,181	-
Total current assets	328,821	1,717,222
Long-term assets
Financing receivables, net	1,789,076	1,705,488
Goodwill	6,100	6,100
Total long-term assets	1,795,176	1,711,588
Fixed Assets
Property, plant, equipment	51,806	51,806
Less: Amortization	(51,806)	(51,806)
Total fixed assets	-	-
Total assets	$2,123,997	$3,428,810

LIABILITIES & SHAREHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$634,892	$574,657
Related party accounts payable	59,475	100,175
Accrued liabilities	329,668	413,324
Accrued interest	459,944	421,060
Accrued payroll	9,136	9,136
Deferred revenue	69,837	20,085
Deferred tax liability	5,495	5,597
Subscription liabilities	74,000	74,000
Related party convertible promissory note, net	260,000	260,000
Notes payable	1,805,465	3,403,263
Convertible promissory notes, net	2,172,823	428,055
Discounts	-	-
Total current liabilities	5,880,735	5,709,352
Long-term Liabilities
Deferred revenue	846,933	1,521,454
Convertible promissory note, net	1,345,882	1,317,647
Total long-term liabilities	2,192,815	2,839,101
Total Liabilities	8,073,550	8,548,453

Mezzanine Equity
Beneficial conversion feature	339,660	612,939
Warrants	28,943	33,490
Total Mezzanine equity	368,603	646,429

Shareholders’ deficit
Class A Common stock par value $.001, 6,800,000,000 shares authorized, 5,513,577,153 and 3,754,909,253 issued and outstanding, respectively	5,652,494	3,754,899
Class B Common stock par value $.001, 10,000,000 shares authorized,10,000,000 issued and outstanding	10,000	10,000
Preferred stock series A par value $.001, 2,000,000 shares authorized, 600,000 and 0, respectively issued and outstanding	600	600
Preferred stock par value $.001, 38,000.000 shares authorized, none issued	-	-
Additional paid-in capital	651,828	2,167,524
Accumulated deficit	(12,633,078)	(11,699,095)
Total shareholders’ deficit	(6,318,156)	(5,766,072)
Total liabilities & shareholders’ deficit	$2,123,997	$3,428,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Periods Ended
	March 31, 2019	March 31, 2018

Revenue	$891,908	$301,809

Cost of goods sold	770,485	208,341

Gross profit (loss)	121,423	93,468

Operating expenses
Selling, general and administrative expenses	690,042	750,862
Amortization expense	-	5,725
Total Operating Expense	690,042	756,587
Operating loss	(568,619)	(663,119)

Other income (expense)
Interest income	31,539	1,854
Forgiveness of debt	-	313,500
Loss on extinguishment of debt	-	(52,024)
Tax expense	102	-
Interest expense	(397,005)	(507,197)
Total other expense	(365,364)	(243,867)

Net loss	$(933,983)	$(906,986)

Per share information:
Net loss per share - basic	$(0.000)	$(0.001)

Weighted average shares outstanding - basic	21,536,038,467	666,831,273

Weighted average shares outstanding - diluted	23,083,169,588	1,848,434,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Accumulated	Additional Paid-
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	in-Capital	Total
December 31, 2017	973,105,369	$973,105	10,000,000	$10,000	500,000	$500	$(5,632,011)	$1,926,569	$(2,721,837)

Net Loss	-	-	-	-	-	-	(6,732,879)	-	(6,732,879)

April 3, 2018 Acquisition	-	-	-	-	-	-	665,795	-	665,795

Extinguishment of debt	-	-	-	-	-	-	-	52,024	52,024

Conversion of warrants	35,344,129	35,344	-	-	-	-	-	7,286	42,630

Conversion of notes payable	2,511,584,931	2,511,576	-	-	-	-	-	(1,731,717)	779,859

Conversion of mezzanine equity	-	-	-	-	-	-	-	1,505,863	1,505,863

Stock issued in subsidiary	-	-	-	-	-	-	-	200,000	200,000

Class A common stock issued	166,284,501	166,284	-	-	-	-	-	(101,301)	64,983

Series A preferred stock issued	-	-	-	-	100,000	100	-	99,900	100,000

Common stock issued for service and fees	68,590,323	68,590	-	-	-	-	-	208,900	277,490

December 31, 2018	3,754,909,253	3,754,899	10,000,000	10,000	600,000	600	(11,699,095)	2,167,524	(5,766,072.00)

Net Loss	-	-	-	-	-	-	(933,983)	-	(933,983.00)

Conversion of warrants	-	-	-	-	-	-	-	-	-

Conversion of notes payable	-	-	-	-	-	-	-	-	-

Conversion of mezzanine equity	-	-	-	-	-	-	-	277,826	277,826.00

Stock issued in subsidiary	-	-	-	-	-	-	-	-	-

Class A common stock issued	1,897,584,567	1,897,595	-	-	-	-	-	(1,793,522)	104,073.00

Series A preferred stock issued	-	-	-	-	-	-	-	-	-

Common stock issued for service and fees	-	-	-	-	-	-	-	-	-

March 31, 2019 - unaudited	5,652,493,820	$5,652,494	10,000,000	$10,000	600,000	$600	$(12,633,078)	$651,828	$(6,318,156)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	March 31, 2019	March 31, 2018

OPERATING ACTIVITIES
Net Loss	$(933,983)	$(906,985)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	282,278	448,850
Depreciation expense	-	5,725
Compensation and fees paid in stock	-	150,000
Loss on extinguishment of debt	-	52,024
Changes in operating assets and liabilities
Accounts receivable, net	166,625	-
Prepaid expenses and other current assets	136,819	7,698
Inventory	83,301	-
Related party receivable	-	10,578
Goodwill	-	-
Other long-term assets	-	10,631
Accounts payable and other current liabilities	60,133	6,487
Accounts payable related party	(40,700)	(15,312)
Accrued liabilities	(83,656)	-
Accrued interest	38,884	48,341
Accrued payroll	-	(308,696)
Deferred revenue	(624,769)	76,649
Net cash used in provided in operating activities	(915,068)	(414,010)

INVESTING ACTIVITIES
Financing receivable extended	(266,336)	(332,806)
Net cash used in investing activities	(266,336)	(332,806)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	79,500
Proceeds from notes payable	-	600,000
Proceeds from convertible promissory notes	-	705,000
Pay down of convertible promissory notes	(3,000)	(107,500)
Net cash provided by financing activities	(3,000)	1,277,000

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$1,190,090	$27,849
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$5,686	$558,033

Supplemental disclosure of non cash transactions Conversion of notes payable and interest to common stock	$104,073	$52,824

Cash paid for interest expense	$92,346	$900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENERGY BRANDS, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019

1. Organization – Nature of Operations

Zenergy Brands, Inc. (the “Company”, (“Zenergy”) or (“ZNGY”) was incorporated under the laws of the State of Nevada on July 28, 1999. As part of our rebranding and marketing efforts focused on our energy and smart controls business, our board of directors unanimously approved on October 18, 2017 the change of our corporate name to Zenergy Brands, Inc. from The Chron Organization, Inc. (“CHRO”)

Zenergy Brands, Inc. a business-to-business company, whose business platform is a combined offering of energy services and smart controls. Our business model is based upon the belief that these two aspects, combined with an ever-increasing commercial demand for more sustainable business practices will continue to be burgeoning trends. Historically, services such as electricity and natural gas have been provided by monopoly-based companies; these legacy entities are in the business of selling commodity and related services and naturally, selling as much of these (kilo-watt-hours of electricity and thermal units of natural gas) as possible. However, the growing demand from commercial and municipal entities for responsible energy, more control and transparency, and overall sustainability, have proven to be at odds with the mission of these legacy entities. Zenergy offers a unique value proposition to commercial, industrial, and municipal customers whereby we offer a means to reduce their utility expenses anywhere from 20% up to 60% through energy-efficient and smart control products and services.

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

Allowance for Doubtful Accounts - The determination of collectability of the Company’s accounts receivable requires management to make judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level that management considers appropriate based on historical trends of write-offs, recoveries and credit losses, aging of accounts, and projected economic and market conditions. Different assumptions or changes in the economic circumstances could result in changes to the allowance. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts were $0 and totals $26,000, respectively.

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

Basic and Diluted Net Loss per Common Stock – Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The dilutive shares outstanding at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018

Related party convertible promissory notes	83,333,333	83,333,333
Related Party Warrants	32,166,667	32,166,667
Convertible promissory notes	1,350,470,021	1,383,611,476
Warrants	81,161,000	81,161,000
Diluted shares outstanding	1,547,131,121	1,580,272,476

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets. At March 31, 2019 and December 31, 2018, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

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

3. Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted ASU 2014-15 as of the required effective date of December 31, 2016. The Company performed a working capital analysis as of March 31, 2019 and December 31, 2018 to determine whether or not this disclosure was appropriate and included the additional disclosure.

When evaluating the Company’s ability to meet its obligations, Management considered the current financial condition, including liquidity sources at the date that the financial statements were issued, the Company’s conditional and unconditional obligations due or anticipated within one year after the date that the financial statements were issued, funds necessary to maintain the Company’s operations considering its current financial condition, and other conditions and events, when considered in conjunction with the items pervious mentioned, that may adversely affect its ability to meet its obligations. The Company has concluded that there is substantial doubt about its ability to continue as a going concern for the three months ended March 31, 2019 and year ended December 31, 2018.

Based on an analysis by the Company under ASU 2014-15, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year of the date of these financial statements. Consequently, the Company’s financial statements for the three months ended March 31, 2019 and 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of ($933,983) and ($906,986) for the three months ended March 31, 2019 and 2018, respectively, and an accumulated deficit of ($12,633,078) at March 31, 2019. At March 31, 2019 and December 31, 2018, the Company had a working capital deficit of ($5,551,914) and ($3,992,130), respectively, and negative cash flow from continuing operating activity of ($915,068) and ($414,010), respectively, for the three months ended March 31, 2019 and 2018.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2019 fiscal year, the Company intends to continue its efforts to raise funds to support its efforts through the sale of equity and/or debt securities.

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

4. Finance Receivables

Finance receivables include sales-type leases arising from the Master Energy Sales Agreements (“MESA”) that the Company enters into with its customers. The receivables are collateralized by a security interest in the underlying assets. Finance receivables, net are related to the sales-type leases under ASC 842 (“Leases”), and are as follows at March 31, 2019:

Gross receivables sales	$3,941,418
Deferred implied interest	(1,925,189)
Finance receivables, net	2,015,229
Less current portion of finance receivables, net	(227,153)
Finance receivables due after one year	$1,789,076

5. Notes Payable

On March 29, 2017, the Company entered into a promissory note agreement (the “March 2017 Promissory Note”) with a third-party in the amount of $40,000. The promissory note carries an interest rate of 10% per annum and had an original maturity date of May 15, 2017. The principal balance of the note at March 31, 2019 and December 31, 2018 was $40,000. The accrued interest at March 31, 2019 and December 31, 2018 was$7,352 and $6,366, respectively. As additional consideration for entering into the note, the Company issued to the third-party note holder a warrant for the purchase of 1,000,000 shares of common stock in the Company, exercisable at two cents ($0.02) per share for a period of one year from the date of issue. The note maturity was extended to May 15, 2018, and was in default as of March 31, 2019t. Terms of the warrant options are the same terms as the original warrant issued with the March 29, 2017 Note.

The Company determined the fair value of the warrants which resulted in a debt discount of $31,347 which was recorded as a reduction in carrying value of the March 2017 Promissory Note and offset in mezzanine equity. The balance of the debt discount for the warrants issued at March 31, 2019 was $9,538.

On March 26, 2018 the Company entered into a promissory note agreement (the “March 2018, Promissory Note”) with a third-party in the amount of $600,000. The promissory note carries an interest rate of 10% per annum. The principal balance at March 31, 2019 and December 31, 2018 was $600,000. The accrued interest of the note at March 31, 2019 and December 31, 2018 was $29,761, and $29,966, respectively. The maturity date of the promissory note was March 26, 2019 and was in default at March 31, 2019.

On November 9, 2018 the Company entered into a promissory note agreement (the “November 2018, Promissory Note”) with a third-party in the amount of $25,000. The promissory note carries a one-time financing fee of 10%. The principal balance and March 31, 2019 and December 31, 2018 was $25,000. The accrued interest of the note at March 31, 2019 and December 31, 2019 was $2,500. The maturity date of the promissory note was March 9, 2019 and was in default at March 31, 2019.

6. Related Party Convertible Promissory Note

As of March 31, 2019, and December 31, 2018, the Company had an outstanding related party convertible promissory note of $260,000, with a maximum availability of $260,000 (the “Related Party Convertible Promissory Notes”). See Note 8. Related Party Transactions.

On November 20, 2015, the Company issued a Convertible Promissory Note to a related party (the “Related Party Convertible Promissory Note”). The Related Party Convertible Promissory Note accrues interest at a rate of 2% per annum. The principal balance under the Related Party Convertible Promissory Note at March 31, 2019 and December 31, 2018 was $260,000, and accrued interest was $15,523 and $13,197, respectively, and is due on December 31, 2019 at which time all unpaid principal and interest is due. The effective interest rate at March 31, 2019 was 2%.

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

The Related Party Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $155,660 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At March 31, 2019 and December 31, 2018, the debt discount was $0.

In connection with the Related Party Convertible Promissory Note, the holder was issued a total of 32,166,667 warrants exercisable at $0.05 expiring in November 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $37,366 which was recorded as a reduction in carrying value of the Related Party Convertible Promissory Note and offset in mezzanine equity. At March 31, 2019 and December 31, 2018, the debt discount was $0.

7. Convertible Promissory Notes and Warrants

Ziegler September 2016 Convertible Promissory Note

On September 6, 2016, the Company issued a Convertible Promissory Note totaling $300,000 to a third-party (the “September 2016 Convertible Promissory Note”). The September 2016 Convertible Promissory Note matured on September 5, 2018 and accrues interest at a rate of 10% per annum. The Note was in default at March 31, 2019. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018, the outstanding principal was $300,000. The accrued interest balance at March 31, 2019 and December 31, 2018, was $67,328 and $59,930, respectively. The effective interest rate at March 31, 2019, was 10%.

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

The September 2016 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $158,688 which was recorded as a reduction in carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. A charge to debt discount in the amount of $0 and $52,896 was expensed through interest expense during the three months ended March 31, 2019 and year ended December 31, 2018, respectively. At March 31, 2019 the debt discount was $0.

In connection with the September 2016 Convertible Promissory Note, the holder was issued 6,000,000 warrants exercisable at $0.05 expiring in September 2018. The Company determined the fair value of the warrants which resulted in a debt discount of $30,117, recorded as a reduction to the carrying value of the September 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants for three months ended March 31, 2019 and year ended December 31, 2018 was $0.

Steffan –Ziegler November 2016 Convertible Promissory Notes

On November 25, 2016, the Company issued two Convertible Promissory Notes totaling $200,000 to third parties (the “November 2016 Convertible Promissory Notes”). The November 2016 Convertible Promissory Notes matured on November 24, 2018 and accrues interest at a rate of 10% per annum. The Notes were in default as of March 31, 2019. As of March 31, 2019, and December 31, 2018, the outstanding principal was $197,000 and $200,000, respectively. The accrued interest balance at March 31, 2019 and December 31, 2018 was $46,909 and $42,125, respectively. The effective interest rate at March 31, 2019 was 10%.

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

The November 2016 Convertible Promissory Notes contained beneficial conversion features which resulted in a debt discount of $99,123 which was recorded as a reduction in carrying value of the November 2016 Convertible Promissory Notes and offset in additional mezzanine equity. During the three months ended March 31, 2019 and the year ended December 31, 2018 a charge to debt discount in the amount of $0 and $55,561 was expensed through interest expense, respectively. At March 31, 2019 and December 31, 2018, the debt discount was $0.

In connection with the November 2016 Convertible Promissory Notes, the holders were issued 4,000,000 warrants exercisable at $0.05 expiring in November 2019. The Company determined the fair value of the warrants which resulted in a debt discount of $13,409, recorded as a reduction to the carrying value of the November 2016 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $0.

Collision Capital, LLC March 15, 2017 Convertible Promissory Note

On March 17, 2017, the Company issued a Convertible Promissory Notes totaling $50,000 to a third-party (the “March 15, 2017 Convertible Promissory Note”). The March 15, 2017 Convertible Promissory Note matured on March 15, 2018 and accrues interest at a rate of 12% per annum. The Note was in default as of March 31, 2019. As of March 31, 2019, and December 31, 2018, the outstanding principal was $50,000. The accrued interest balance at March 31, 2019 and December 31, 2018 was $13,583 and $12,104, respectively. The effective interest rate at March 31, 2019 was 12%.

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

Bellridge Capital, LP April 2017 Convertible Promissory Note

On April 25, 2017, the Company issued a Convertible Promissory Notes totaling $82,500 to a third-party (the “April 2017 Convertible Promissory Note”). The April 2017 Convertible Promissory Note matured on April 25, 2018 and accrues interest at a rate of 12% per annum. The Note was in default as of March 31, 2019. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018, the outstanding principal was $82,500. The accrued interest balance at March 31, 2019 and December 31, 2018 was $19,172 and $16,731. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $0 and $2,500, respectively through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $0. The effective interest rate at March 31, 2019 was 12.47%.

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

The April 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $55,632 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. During the three months ended March 31, 2019 and years ended December 31, 2018 a charge to debt discount in the amount of $0 and $18,544 was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0.

In connection with the April 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.05 expiring in April 2020 (the “Warrants”). The Company determined the fair value of the warrants which resulted in a debt discount of $632 recorded as a reduction to the carrying value of the April 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $421 and 389, respectively.

Bellridge Capital, LP June 2017 Convertible Promissory Note

On June 20, 2017, the Company issued a Convertible Promissory Notes totaling $187,000 to a third-party for a purchase price of $170,000 (the “June 2017 Convertible Promissory Note”). The June 2017 Convertible Promissory Note matured on June 20, 2018 and accrues interest at a rate of 12% per annum. The Note was in default as of March 31, 2019. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018 the outstanding principal was $187,000. The accrued interest balance at March 31, 2019 and December 31, 2018 $39,779 and $34,236, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $18,700. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $0 and $9,350, respectively. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $0. The effective interest rate at March 31, 2019 was 13.51%.

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

The June 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $131,332 which was recorded as a reduction in carrying value of the April 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and years ended December 31, 2018 a charge to debt discount in the amount of $0 and $65,666, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0.

In connection with the June 2017 Convertible Promissory Note, the holder was issued 500,000 warrants exercisable at $0.03 expiring in June 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $6,665 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $2778 and $3,333, respectively.

Auctus Fund, LLC July 28, 2017 Convertible Promissory Note

On July 28, 2017, the Company issued a Convertible Promissory Note totaling $200,000 to a third-party for a purchase price of $195,000 (the “July 28, 2017 Convertible Promissory Note”). The July 28, 2017 Convertible Promissory Note matured on April 28, 2018 and accrues interest at a rate of 10% per annum. The Note was in default as of March 31, 2019. As of March 31, 2019, and December 31, 2018, the outstanding principal was $82,432. The accrued interest balance at March 31, 2019 and December 31, 2018 $15,221 and $10,343, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $0 and $1,577 through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $0. The effective interest rate at March 31, 2019 was 26.08%.

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

The July 28, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $136,699 which was recorded as a reduction in carrying value of the July 28, 2017 Convertible Promissory Note and offset in additional paid in capital. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $0 and $51,764, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0.

In connection with the July 28, 2017 Convertible Promissory Note, the holder was issued 666,000 warrants exercisable at $0.03 expiring in July 2022. The Company determined the fair value of the warrants which resulted in a debt discount of $3,366 recorded as a reduction to the carrying value of the June 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $1,678 and $1,846, respectively.

Morningview Financial, LLC July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $105,000 to a third-party for a purchase price of $100,000 (the “July 31, 2017 Convertible Promissory Note”). The July 31, 2017 Convertible Promissory Notes matured on July 31, 2018 and accrues interest at a rate of 10% per annum. The Note was in default as of March 31, 2019. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018, the outstanding principal was $39,983. The accrued interest balance at March 31, 2019 and December 31, 2018 was $12,395 and $10,620, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $5,000. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $0 and $2,158 through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $0. The effective interest rate at March 31, 2019 was 18%.

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

The July 31, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $70,000 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $0 and $35,933 was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0.

2 Plus 2, LLC. July 31, 2017 Convertible Promissory Note

On July 31, 2017, the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The July 31, 2017 2 Plus 2 Convertible Promissory Note matured on July 31, 2018 and accrues interest at a rate of 8% per annum. The Note was in default at March 31, 2019. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018 an, the outstanding principal was $12,233. The accrued interest balance at March 31, 2019 and December 31, 2018 was $2,045 and $1,804. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the three months ended March 31, 2019 and the year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $0 and $525, respectively through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $0. The effective interest rate at March 31, 2019 was 14.37%.

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

The July 31, 2017 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $20,820 which was recorded as a reduction in carrying value of the July 31, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $0 and $5,100, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 250,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $4,180 recorded as a reduction to the carrying value of the July 31, 2017 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $732 and $897, respectively.

Vista Capital Investments, LLC October 2, 2017 Convertible Promissory Note

On October 2, 2017, the Company issued a Convertible Promissory Notes totaling $220,000 to a third-party for a purchase price of $200,000 (the “October 2, 2017 Convertible Promissory Note”). The October 2, 2017 Convertible Promissory Note matures on October 2, 2019 and accrues interest at a one-time interest charge rate of 8%. In addition, the Company agreed to issue the holder of the October 2, 2017 Convertible Promissory Note 3,000,000 commitment shares to induce the holder to enter into the Purchase Agreement. As of March 31, 2019, and December 31, 2018, the outstanding principal was $70,240 and $96,520, respectively. The accrued interest balance at March 31, 2019 and December 31, 2018 was $30,132 and $28,746, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $20,000. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $2,500 and $7,500, respectively through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $5,000 and $7,500, respectively. The effective interest rate at March 31, 2018 was 83.86%.

The holder of the October 2, 2017 Convertible Promissory Notes have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The October 2, 2017 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The October 2, 2017 Convertible Promissory Note are convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as $0.015. During the three months ended March 31, 2019 the holder of the Note converted $26,280 of the outstanding principal balance into 194,000,000 shares of Class A Common Stock.

The October 2, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $101,200 which was recorded as a reduction in carrying value of the October 2, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2019 and years ended December 31, 2018 a charge to debt discount in the amount of $12,650 and $50,600 was recorded through interest expense, respectively. At March 31, 2019 and December 31, 2018, the debt discount was $25,300 and $37,950, respectively.

EMA Financial, LLC December 13, 2017 Convertible Promissory Note

On December 13, 2017, the Company issued a Convertible Promissory Notes totaling $137,500 to a third-party for a purchase price of $125,000 (the “December 13, 2017 Convertible Promissory Note”). The December 13, 2017 Convertible Promissory Note matured on December 13, 2018 and accrues interest at a rate of 12% per annum. The Note was in default as of March 31, 2019. As of March 31, 2019, and December 31, 2018, the outstanding principal was $$51,752 and $78,401, respectively. The accrued interest balance at March 31, 2019 and December 31, 2018 was $16,082 and $14,551, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $12,500. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $0 and $4,000, respectively through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $0. The effective interest rate at March 31, 2019 was 12%.

The holder of the December 13, 2017 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company. The conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the, then the Conversion Price may, in the holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001. The Company may prepay the EMA note subject to a prepayment factor. The prepayment factor shall equal one hundred and fifty percent (150%), provided that such Prepayment factor shall equal one hundred and thirty five percent (135%) if the optional prepayment date occurs on or before the date which is ninety (90) days following the issue date. During the three months ended March 31, 2019 and year ended December 31, 2018 the holder of the Note converted $26,650 of the outstanding principal balance into 652,167,900 shares of Class A Common Stock.

The December 13, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $91,667 which was recorded as a reduction in carrying value of the December 13, 2017 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $0 and $84,029, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0.

RB Capital Partners, Inc. 2017 Convertible Promissory Notes

As of March 31, 2019, and December 31, 2018, the Company had $1,092,500 of unsecured convertible commercial promissory notes (the RB Capital Partners, Inc. 2017 Convertible Promissory Notes) outstanding. The notes have a maturity of one year from the time of issuance and accrue interest at the rate of 12%. The accrued interest on the RB Capital Partners, Inc. Convertible Promissory Notes at March 31, 2019 and December 31, 2018 was $155,755 and $123,429, respectively.

On November 17, 2017 the Company issued a Convertible Promissory Note in the Amount of $25,000. The Convertible Promissory Note (the “Note”) bears twelve percent (12%) interest per annum. The Note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The November 17, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the November 17, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $0 and $22,417 was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0. The effective interest Rate at March 31, 2019 was 12%.

On December 1, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The December 1, 2017 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the December 1, 2017 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $0 and $22,417 was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0. The effective interest Rate at March 31, 2019 was 12%.

On December 15, 2017, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $22,417 was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0. The effective interest Rate at March 31, 2019 was 12%.

On January 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $25,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The Note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $25,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2019 and twelve months ended December 31, 2018 a charge to debt discount in the amount of $0 and $18,250 was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0. The effective interest Rate at March 31, 2019 was 12%.

On January 8, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the January 8, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $20,833 and $116,667, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0 and $20,833, respectively. The effective interest Rate at March 31, 2019 was 12%.

On January 12, 2018, the Company issued a Convertible Promissory Note in the Amount of $150,000. The note bears twelve percent (12%) interest per annum and is payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $150,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity During the three months March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $20,833 and $116,667, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0 and $20,833, respectively. The effective interest Rate at March 31, 2019 was 12%.

On January 29, 2018, the Company issued a Convertible Promissory Note in the Amount of $30,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $3,750 and $23,750, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0 and $3,750, respectively. The effective interest Rate at March 31, 2019 was 12%.

On February 6, 2018, the Company issued a Convertible Promissory Note in the Amount of $100,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The February 6, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $100,000 which was recorded as a reduction in carrying value of the On February 6, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $20,833 and $70,833, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0 and $20,833, respectively. The effective interest Rate at March 31, 2019 was 12%.

On February 20, 2018, the Company issued a Convertible Promissory Note in the Amount of $115,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $115,000 which was recorded as a reduction in carrying value of the note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $28,750 and $71,250, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $5,417 and $34,167, respectively. The effective interest Rate at March 31, 2019 was 16.94%.

On March 5, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The Note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On March 5, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 21018 a charge to debt discount in the amount of $18,750 and $47,917, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $2,083 and $20,833, respectively. The effective interest Rate at March 31, 2019 was 14.86%.

On March 15, 2018, the Company issued a Convertible Promissory Note in the Amount of $60,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $60,000 which was recorded as a reduction in carrying value of the On March 15, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $15,000 and $39,167, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $833 and $15,833, respectively. The effective interest Rate at March 31, 2019 was 13.41%.

On April 2, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On April 2, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 2018 a charge to debt discount in the amount of $18,750 and $56,250 was recorded through interest expense. The debt discount at March 31. 2019 and December 31, 2018 was $0 and $18,750, respectively. The effective interest Rate at March 31, 2019 was 12%.

On April 11, 2018, the Company issued a Convertible Promissory Note in the Amount of $50,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On April 11, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $12,500 and $37,500, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $0 and $12,500, respectively. The effective interest Rate at March 31, 2019 was 12%.

On May 3, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On May 3, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $18,750 and $50,000, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $6,250 and $25,000, respectively.

On May 14, 2018, the Company issued a Convertible Promissory Note in the Amount of $75,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $75,000 which was recorded as a reduction in carrying value of the On May 14, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $18,750 and $50,000, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $6,250 and $25,000, respectively. The effective interest Rate at March 31, 2019 was 21.09%.

On May 30, 2018, the Company issued a Convertible Promissory Note in the Amount of $50,000. The note bears twelve percent (12%) interest per annum. The note shall be payable upon demand. Commencing on the Demand Date, all principal shall be payable by the Company upon demand made by the holder. The note is for a period of (12) months and cannot be converted until six (6) months from the issuance date. The holder shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and non-assessable whole shares of the Company’s $0.001 par value common stock. The note contained a beneficial conversion feature which resulted in a debt discount of $50,000 which was recorded as a reduction in carrying value of the On May 14, 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $12,500 and $29,167, respectively was recorded through interest expense. The debt discount at March 31, 2019 and December 31, 2018 was $8,333 and $20,833, respectively. The effective interest Rate at March 31, 2019 was 21.09%.

Power Up Lending Group, Ltd. May 22, 2018 Convertible Promissory Note

On May 22, 2018, the Company issued a Convertible Promissory Notes totaling $45,000 to a third-party (the “May 2018 Convertible Promissory Note”). The May 2018 Convertible Promissory Note matured on March 1, 2019 and accrues interest at a rate of 12% per annum. The note was in default as of March 31, 2019. The outstanding principal as of March 31, 2019 and December 31, 2018 was $24,880 and $73,325, respectively. The accrued interest balance at March 31, 2019 and December 31, 2018 was $5,184 and $4,447. The effective interest Rate at March 31, 2019 was 12%.

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

The Conversion Price shall be equal to: (A) if the Market Price is greater than or equal to $0.011, the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); and (B) if the Market Price is less than $0.011 the lesser of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein); (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 61% multiplied by the Market Price (as defined herein) (representing a discount rate of 39%). “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During the three months ended March 31, 2019 the holder of the Note converted $48,445 of the outstanding principal balance into 807,416,667 shares of Class A Common Stock.

The May 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $30,000 which was recorded as a reduction in carrying value of the May 2018 Convertible Promissory Note and offset in in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $3,750 and $26,250, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $0 and $3,750, respectively.

2 Plus 2, LLC. September 4, 2018 Convertible Promissory Note

On September 4, 2018 the Company issued a Convertible Promissory Notes totaling $25,000 to a third-party for a purchase price of $22,500 (the “July 31, 2017 2 Plus 2 Convertible Promissory Note”). The September 4, 2018 2 Plus 2 Convertible Promissory Note matures on September 4, 2019 and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018, the outstanding principal was $25,000. The accrued interest balance at March 31, 2019 and December 31, 2018 was $1,107 and $614, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $2,500. During the three months ended March 31, 2019 and year end December 31, 2018 a charge to the OID debt discount was recorded in the amount of $625 and $2,500, respectively through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 as $1,667 and 1,042, respectively. The effective interest rate at March 31, 2019, was 154.95%.

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

The September 4, 2018 2 Plus 2 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $16,211 which was recorded as a reduction in carrying value of the September 4, 2018 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2019 a charge to debt discount in the amount of $4,053 and $5,404, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $10,807 and 6,754, respectively.

In connection with the July 31, 2017 2 Plus 2 Convertible Promissory Note, the holder was issued 12,500,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $8,789 recorded as a reduction to the carrying value of the September 4, 2018 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $7,081 and $7813, respectively.

Greentree Financial Group, Inc. September 27, 2018 Convertible Promissory Note

On September 27, 2018, the Company issued a Convertible Promissory Notes totaling $75,000 to a third-party for a purchase price of $67,500 (the “September 27, 2018 Convertible Promissory Note”). The September 27, 2018 Convertible Promissory Note matures on September 27, 2019 and accrues interest at a rate of 8% per annum. All unpaid principal and interest is due at maturity. As of March 31, 2019, and December 31, 2018, the outstanding principal was $75,000. The accrued interest balance at March 31, 2019 and December 31, 2018 and was $$4,385 and $2,906, respectively. In addition, the Company recorded an original issue discount (OID) in the amount of $7,500. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to the OID debt discount was recorded in the amount of $1,625 and $2,167, respectively through interest expense. The balance of the OID discount at March 31, 2019 and December 31, 2018 was $3,708 and $5,333, respectively. The effective interest rate at March 31, 2019, was 94.45%.

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

The September 27, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $58,369 which was recorded as a reduction in carrying value of the September 27, 2018 Convertible Promissory Notes and offset in mezzanine equity. During the three months ended March 31, 2019 and year ended December 31, 2018 a charge to debt discount in the amount of $14,592 and $19,456, respectively was recorded through interest expense. At March 31, 2019 and December 31, 2018, the debt discount was $24,321 and $38,913, respectively.

In connection with the September 27, 2018 Convertible Promissory Note, the holder was issued 37,500,000 warrants exercisable at $0.035 expiring in July 2020. The Company determined the fair value of the warrants which resulted in a debt discount of $8,369 recorded as a reduction to the carrying value of the September 27, 2018 Convertible Promissory Note and offset in mezzanine equity. The balance of the fair value of the warrants at March 31, 2019 and December 31, 2018 was $6,745 and $7,441, respectively.

TCA Global Credit Master Fund, LP

On December 24, 2018 the Company entered into a promissory note agreement (the “December 2018, Convertible Promissory Note”) with a third-party in the amount of $1,600,000. The promissory note carries an interest rate of 12% per annum. The principal balance of the note at March 31, 2019 and December 31, 2018 was $1,600,000. The accrued interest on the Note at March 31, 2019 and December 31, 2018 was $0 and $3,200, respectively. The maturity date of the promissory note is June 24, 2021.The Company at its option shall have the right to redeem this Note in full for cash, at any time prior to the maturity date with three days written notice to the Holder. The effective interest Rate at March 31, 2019 was 30.88%.

The holder of the December 24, 2018 Convertible Promissory Note has the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company upon the occurrence of an event of default. The December 24, 2018 Convertible Promissory Note can be converted by the holder in part from time to time after the issuance date by submitting notice of conversion. The December 24, 2018 Convertible Promissory Note is convertible at the option of the holder into that number of shares of the Company’s common stock determined by dividing such principal amount and accrued interest by the conversion rate. The conversion rate is defined as a price of sixty percent (85%) of the lowest closing price over the prior twenty 5-day trading period from the date of notice of conversion, but in no event shall the Conversion price be less than $0.001

The December 24, 2018 Convertible Promissory Note contained a beneficial conversion feature which resulted in a debt discount of $282,353 which was recorded as a reduction in carrying value of the December 31, 2018 Convertible Promissory Notes and offset in mezzanine equity. At March 31, 2019 and December 31, 2018, the debt discount was $254,118 and $282,353.

Convertible Promissory Note Summary

The fair value of the embedded beneficial conversion features and the fair value of the warrants underlying the Convertible Promissory Notes were calculated pursuant to the Black-Scholes Model. The following table summarizes the carrying value of the Convertible Promissory Note as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Convertible Promissory Note	$3,887,519	$3,994,894
Less: debt discount	(339,660)	(612,940)
Less: warrants	(19,404)	(21,752)
Less: OID	(9,750)	(14,500)
Total net carrying value	$3,518,705	$3,345,702

8. Income Taxes

No provision for federal income taxes has been recognized for the three months ended March 31, 2019 and year ended December 31, 2018, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future, so a valuation allowance has been established for the full value of net deferred tax assets. The deferred tax asset consists of net operating loss carry forwards and a cumulative deferral of tax deductions under the Cash Basis of Accounting, which the Company utilizes for tax purposes. The Company has a deferred tax liability related to Intangible assets amortizable for GAAP purposes which there is no tax basis for.

9. Shareholder Deficit

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

During the three months ended March 31, 2019, various convertible note holders converted a total of $101,375 of outstanding principal amount into 1,897,584 shares of Class A Common Stock.

The board of directors unanimously approved to increase the authorized Class A Common Stock from 5,200,000,000 shares to 6,800,000,000 shares, which shares will be issuable on such terms and conditions as the board of directors may determine from time to time. The amendments were filed with the Nevada Secretary of State during the year ended December 31, 2018. The board of directors and stockholders holding a majority of the voting power took action by written consent to approve. The Company intends to file a Form 14c pursuant to Rule 14c-2 promulgated under the Exchange Act.

10. Contingencies

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes and lawsuits. Management believes that any outcome of such contingences will not have a material impact on the Company’s financial position or results of future operations.

11. Subsequent Events

On April 1, 2019 the Company issued a Convertible Promissory Note totaling $347,463 to a third-party (the “March 2019 Convertible Promissory Note”). The April 2019 Convertible Promissory Note matures on June 24, 2021 and accrues interest at a rate of 12% per annum.

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

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of March 31, 2019 and the results of operations for the three months ended March 31, 2019. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2018 included in the Company’s Form 10, filed with the SEC.

Business Overview

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Zenergy,” or the “Company” are to Zenergy Brands, Inc.

We are a business-to-business company, whose business platform is a combined offering of energy services and smart controls. Our business model is based upon the belief that these two aspects, combined with an ever-increasing commercial demand for more sustainable business practices will continue to be burgeoning trends. Historically, services such as electricity and natural gas have been provided by monopoly-based companies; these legacy entities are in the business of selling commodity and related services and naturally, selling as much of these (kilo-watt-hours of electricity and thermal units of natural gas) as possible. In some cases, it has been this way for nearly a century. However, the growing demand from commercial and municipal entities for responsible energy, more control and transparency, and overall sustainability, have proven to be at odds with the mission of these legacy entities. Zenergy offers a unique value proposition to commercial, industrial, and municipal customers whereby we offer a means to reduce their utility expenses anywhere from 20% up to 60% through energy-efficient and smart control products and services.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. For comparative purposes, we are comparing the three months ended March 31, 2019, to the three months ended March 31, 2018

Revenue. Total revenue was $891,908 for the three months ended March 31, 2019 compared to $301,809 for the three months ended March 31, 2018. The increase is primarily a result of the Company’s increase in its Managed Energy Services (zero cost projects).

Cost of goods sold and Gross Profit. Our cost of goods sold for the three months ended March 31, 2019 was $770,485 compared to $208,341 for the three months ended March 31, 2018. The increase is a result of increases in our sales from zero cost projects. Our gross profit for the three months ended March 31, 2019 was $121,423 compared to $93,468 for the three months ended March 31, 2018. The increases are a result of increases in our sales from the zero cost projects and the electric business.

Selling, general and administrative expenses. Total selling, general and administrative expenses were $690,042 and $756,587 for the three months ended March 31, 2019 and 2018, respectively. The decrease in expenses were primarily attributed to a decrease in salaries of approximately 26,400, professional fees of approximately $8,700, rent expense of approximately $49,400, and travel expenses of $10,400.

Loss from operations and net loss. Loss from operations and net loss were $568,619 and $663,119, and $933,983 and $906,986 for the three months ended March 31, 2019 and 2018, respectively. The increase in net loss is primarily attributable to an increase in other expenses. The increase in net losses is attributed to approximately other expenses of $365,360 for the three months ended March 31, 2019 when compared to other expenses of $243,867 for the three months ended March 31, 2018. Other expenses consist of interest income, interest expense, tax expense, forgiveness of debt, and loss on extinguishment of debt.

Liquidity and Capital Resources. Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $5,551,914 as of March 31, 2019 compared to a working capital deficit of $3,992,130 as of March 31, 2018 primarily as a result of an increase in borrowings, subscription liabilities, accounts payables and accrued payroll. Working capital consisted of total current assets of $328,821 offset by current liabilities of $5,880,735 as of March 31, 2019 and total current assets of $1,717,222 offset by current liabilities of $5.709.352 as of December 31, 2018.

Net cash flow used in operating activities was 915,068 for the three months ended March 31, 2019 as compared to net cash flows used in operating activities of 414,010 for the three months ended March 31, 2018. Net cash flow used in investing activities was $266,336 for the three months ended March 31, 2019 as compared to $332,806 for the three months ended March 31, 2018.

Our primary source of liquidity has been proceeds from the issuance of debt securities and equity securities. Net cash used by financing activities was $3,000 for the three months ended March 31, 2019 as compared to financing activities provided by financing activities of $1,277,000 for the three months ended March 31, 2018.During the three months ended March 31, 2019 the company paid $3,000 of convertible promissory notes.

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

Going Concern

The accompanying unaudited financial statements for the three months ended March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reports a net loss of $933,983 for the three months ended March 31, 2019, and an accumulated deficit of $12,633,078 as of March 31, 2019.

The Company had a working capital deficit of $5,551,914 and negative cash flow from continuing operating activity of $414,010 at March 31, 2019. The Company’s revenue from operations is not sufficient to meet its working capital needs and will be dependent on funds raised to satisfy its ongoing capital requirements for at least the next twelve months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash on-hand at March 31, 2019 and December 31, 2018 was $5,686 and $1,190,090, respectively.

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

As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of March 31, 2019. The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute assurance that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective as of March 31, 2019 since the following material weaknesses exist:

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

To the extent reasonably possible given our limited resources, as financial resources become available, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

●	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZENERGY BRANDS, INC.

Date: May 20, 2019	By:	/s/ Alex Rodriguez
Alex Rodriguez, Chief Executive Officer and Chief Financial Officer, (Principal Executive Officer and Principal Financial and Accounting Officer)

